Form 10-Q
period 2002-06-30
MAJESTIC INVESTOR CAPITAL CORP; MAJESTIC INVESTOR HOLDINGS LLC
filed 2002-08-14
CIK 1164765, 1164766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       or

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-81584

DELAWARE            MAJESTIC INVESTOR HOLDINGS, LLC                 33-4468392

DELAWARE            MAJESTIC INVESTOR CAPITAL CORP.                 36-4471622

(State or other     (Exact name of registrant as                (I.R.S. Employer
jurisdiction of     specified in its charter)                Identification No.)
incorporation or
organization)

                           ONE BUFFINGTON HARBOR DRIVE
                                  GARY, INDIANA
                                   46406-3000
                                 (219) 977-7823

        (Registrant's address and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes      ______      No     __X___

Shares outstanding of each of the registrant's classes of common stock as of June 30, 2002:

Class                               Number of shares
Not applicable                      Not applicable

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      INDEX

PART I            FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                            --------

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets, as of June 30, 2002
                           and December 31, 2001 ..............................................1

                  Consolidated Statements of Operations for the three and six months ended June 30, 2002 and the quarter and two quarters ended
                           July 1, 2001 .......................................................2

                  Consolidated Statements of Cash Flows for the six months ended
                           June 30, 2002 and the two quarters ended July 1, 2001 ..............3

                  Notes to Financial Statements ...............................................4

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ...............................21

         Item 3.  Quantitative and Qualitative Disclosures About  Market Risk ................31

PART II           OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ...........................................32

SIGNATURES ...................................................................................33

                         PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2002               2001
ASSETS
Current Assets:
    Cash and cash equivalents                                     $  17,374,854      $  17,704,815
    Accounts receivable, less allowance for doubtful accounts
          of  $257,124 and $248,042, respectively                     1,230,026          1,464,834
    Inventories                                                         914,275            957,564
    Prepaid expenses                                                  1,870,405          1,212,653
    Due from Seller                                                     287,501             82,832
    Note receivable from related party                                  700,000            700,000
    Other                                                                 9,133             15,552
                                                                  -------------      -------------
         Total current assets                                        22,386,194         22,138,250
                                                                  -------------      -------------

Property, equipment, and barge improvements, net                    120,318,957        122,427,962
Intangible assets, net                                               18,493,623         19,290,753
Goodwill                                                              6,713,162         10,602,250
Other Assets:
   Deferred financing costs, less accumulated amortization
          of $718,685 and $83,897, respectively                       6,964,046          7,023,706
   Restricted cash                                                    1,000,000          1,000,000
   Other assets and deposits                                          1,688,038            945,618
                                                                  -------------      -------------
         Total other assets                                           9,652,084          8,969,324
                                                                  -------------      -------------

         Total Assets                                             $ 177,564,020      $ 183,428,539
                                                                  =============      =============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                           $   2,131,364      $   6,656,574
   Accounts payable                                                   1,478,447          1,946,730
   Other accrued liabilities:
       Payroll and related                                            5,116,917          5,006,114
       Interest                                                       1,495,804          1,208,779
       Progressive jackpots                                           2,060,253          2,274,050
       Slot club liability                                            2,342,500          2,241,876
       Other accrued liabilities                                      4,309,353          5,043,988
                                                                  -------------      -------------
         Total current liabilities                                   18,934,638         24,378,111
                                                                  -------------      -------------

Due to related parties                                                1,429,125          1,177,829
Long-term debt, net of current maturities                           145,907,582        145,340,304
                                                                  -------------      -------------

         Total Liabilities                                          166,271,345        170,896,244
                                                                  -------------      -------------

Members' Equity:
   Members' contributions                                            13,803,192         13,803,192
   Accumulated deficit                                               (2,510,517)        (1,270,897)
                                                                  -------------      -------------
         Total members' equity                                       11,292,675         12,532,295
                                                                  -------------      -------------

         Total Liabilities and Members' Equity                    $ 177,564,020      $ 183,428,539
                                                                  =============      =============

       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            SUCCESSOR         PREDECESSOR         SUCCESSOR        PREDECESSOR
                                        THREE MONTHS ENDED   QUARTER ENDED    SIX MONTHS ENDED  TWO QUARTERS ENDED
                                             JUNE 30,           JULY 1,            JUNE 30,           JULY 1,
                                               2002              2001                2002              2001
                                        -----------------  ----------------   -----------------  ----------------
REVENUES:
    Casino                                $  40,426,341      $  40,587,602      $  82,781,091      $  81,566,032
    Rooms                                     3,938,875          4,162,868          8,027,387          8,397,431
    Food and beverage                         4,886,744          4,874,548          9,981,562         10,010,404
    Other                                       977,512            956,092          1,867,286          1,986,797
                                          -------------      -------------      -------------      -------------

        Gross Revenues                       50,229,472         50,581,110        102,657,326        101,960,664

        less promotional allowances          (7,842,372)        (7,621,820)       (16,957,673)       (15,581,114)
                                          -------------      -------------      -------------      -------------

        Net Revenues                         42,387,100         42,959,290         85,699,653         86,379,550
                                          -------------      -------------      -------------      -------------

COSTS AND EXPENSES:
    Casino                                   15,910,663         13,592,126         31,644,320         27,081,942
    Rooms                                     2,282,536          2,723,266          4,441,458          5,419,451
    Food and beverage                         2,943,591          2,911,356          5,712,293          5,830,913
    Other                                       396,601            431,109            775,440            830,603
    Gaming taxes                              4,779,074          4,769,402          9,798,829          9,527,721
    Advertising and promotion                 3,693,938          3,818,825          7,050,586          7,598,334
    General and administrative                5,359,993          7,031,832         10,372,526         13,703,107
    Depreciation and amortization             3,493,150               --            6,880,165               --
    Reorganization items                           --              (49,483)              --              (43,164)
    (Gain) loss on sale of assets                 5,964             28,707               (578)            24,994
    Pre-opening expenses                        116,982               --              124,269               --
                                          -------------      -------------      -------------      -------------

         Total costs and expenses            38,982,492         35,257,140         76,799,308         69,973,901
                                          -------------      -------------      -------------      -------------

         Operating income                     3,404,608          7,702,150          8,900,345         16,405,649
                                          -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
    Interest income                              30,196             10,967             61,804             24,346
    Interest expense                         (4,593,451)           (16,078)        (9,108,858)           (32,800)
    Other non-operating expense                  (9,883)            10,245            (27,375)            20,490
                                          -------------      -------------      -------------      -------------
         Total other income (expense)        (4,573,138)             5,134         (9,074,429)            12,036
                                          -------------      -------------      -------------      -------------

         Net income (loss)                   (1,168,530)     $   7,707,284      $    (174,084)     $  16,417,685
                                          =============      =============      =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SUCCESSOR             PREDECESSOR
                                                                                              SIX MONTHS            TWO QUARTERS
                                                                                          ENDED JUNE 30, 2002    ENDED JULY 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            $   (174,084)         $ 16,417,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                                4,810,511                  --
    Amortization                                                                                2,069,654                  --
    (Gain) loss on sale of assets                                                                    (578)               24,994
    Reorganization expenses incurred in connection with Chapter 11 and related
          legal proceedings                                                                          --                 (41,664)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                               317,640               375,796
    (Increase) decrease in inventories                                                             43,289               (45,934)
    Increase in prepaid expenses                                                                 (657,752)              (86,456)
    (Increase) decrease in other assets                                                           299,122               (33,224)
    Increase (decrease) in accounts payable                                                      (468,283)            1,040,951
    Decrease in amounts due to related parties, net                                            (1,120,011)          (14,099,627)
    Increase in accrued payroll and other expenses                                                110,803               164,793
    Increase in accrued interest                                                                  287,025                  --
    Decrease in other accrued liabilities                                                        (299,164)                 --
    Decrease in liabilities subject to compromise                                                    --                (558,364)
                                                                                             ------------          ------------
           Net cash provided by operating activities before reorganization items                5,218,172             3,158,950
                                                                                             ------------          ------------

Reorganization items:
    Interest received on cash accumulated because of the bankruptcy
          proceedings                                                                                --                 118,189
    Other reorganization items incurred in connection with Chapter 11 and
          related legal proceedings                                                                  --                 (76,525)
                                                                                             ------------          ------------
          Net cash provided by operating activities                                             5,218,172             3,200,614
                                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, equipment and vessel improvements                                 (2,734,791)             (831,418)
    Payment of acquisition related costs                                                         (986,158)                 --
    Proceeds from seller from purchase price adjustment                                         3,800,000
    Proceeds from sale of equipment                                                                33,867                31,963
                                                                                             ------------          ------------
           Net cash provided by (used in) investing activities                                    112,918              (799,455)
                                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit, net                                                                        (4,507,565)                 --
    Payment of 11.653% Senior Secured Notes issuance costs                                     (1,084,355)                 --
    Cash paid to reduce long-term debt                                                            (88,105)             (164,669)
    Cash advances to/from affiliates                                                            1,084,516                  --
    Distribution to Barden Development, Inc.                                                   (1,065,542)                 --
                                                                                             ------------          ------------
           Net cash used in financing activities                                               (5,661,051)             (164,669)
                                                                                             ------------          ------------

Net increase (decrease) in cash and cash equivalents                                             (329,961)            2,236,490
Cash and cash equivalents, beginning of period                                                 17,704,815             2,840,011
                                                                                             ------------          ------------
Cash and cash equivalents included in Net Assets Held for Sale, beginning of                         --              10,111,872
    period
Cash and cash equivalents included in Net Assets Held for Sale, end of period                        --              10,111,872
                                                                                             ------------          ------------
Cash and cash equivalents, end of period                                                     $ 17,374,854          $  5,076,501
                                                                                             ============          ============

INTEREST PAID:
   Equipment Debt                                                                            $      8,361          $     39,023
   Senior Secured Notes - Fixed Interest 11.653%                                             $  8,707,126          $       --
   Line of credit                                                                            $     98,168          $       --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Majestic Investor Holdings, LLC (the "Company"), is a Delaware limited liability company formed on September 14, 2001. The Company owns and operates three Fitzgeralds brand casinos through its wholly-owned subsidiaries, Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC, each of which is a "restricted subsidiary" of the Company under the Indenture relating to the Company's 11.653% Senior Secured Notes (the "Notes"). Majestic Investor Capital Corp. ("MICC"), another wholly-owned subsidiary of the Company, was formed specifically to facilitate the offering of the Company's Notes and does not have any material assets or operations.

         The Company is a wholly-owned subsidiary of Majestic Investor, LLC and an indirect wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. The Company is indirectly wholly-owned and controlled by Don H. Barden, the Company's Manager, Chairman, President and Chief Executive Officer.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company," refer to Majestic Investor Holdings, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company's wholly-owned subsidiaries, Majestic Investor Capital Corp., Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been made. The results for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on historical consolidated financial position or results of operations.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

GAMING REGULATIONS

         The ownership and operation of our casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. In addition, as The Majestic Star Casino, LLC does business in the State of Indiana, the Company is subject to certain reviews by the Indiana Gaming Commission.

         The Company's directors, officers, managers and key employees are required to hold individual licenses, the requirements for which vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

NOTE 4.  ACQUISITIONS

         On December 6, 2001, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2002. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

The purchase was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.


                                    At December 6, 2001
                                        (In millions)

       Current assets                      $  12.2
       Property and equipment                122.9
       Intangible assets                      19.4
       Goodwill                               10.6
       Other noncurrent assets                 2.0
                                           -------

             Total assets acquired           167.1

       Current liabilities                    14.0
       Other noncurrent liabilities            0.4
                                           -------

             Total liabilities assumed        14.4

       Net                                 $ 152.7
                                           =======

         Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets, such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually.

NOTE 5. OTHER INTANGIBLE ASSETS

         The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of June 30, 2002, are as follows:


                              Gross Carrying  Accumulated
                                  Amount      Amortization
                                      (in thousands)

Amortized intangible assets:

Customer relationships            $ 9,800       $ (696)
Tradename                           3,700         (210)
Riverboat excursion license           700            -
                                  -------       ------

Total                             $14,200       $ (906)
                                  =======       ======
Unamortized intangible assets:

Gaming license                    $ 5,200
                                  -------

Total                             $ 5,200
                                  -------

         The amortization expense recorded on the intangible assets for the three and six months ended June 30, 2002 was $0.4 million and $0.8 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:


                                                    (In thousands)
              For the year ended December 31,

              2002                                       $    1,595
              2003                                       $    1,642
              2004                                       $    1,642
              2005                                       $    1,642
              2006                                       $    1,642



NOTE 6.  GOODWILL

         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:


                                                   (in thousands)

Balance as of January 1, 2002                          $ 10,602
Goodwill acquired                                           296
                                                       --------

Balance as of March 31, 2002                           $ 10,898

Purchase price adjustments                               (3,800)
Goodwill adjustments                                       (549)
Goodwill acquired                                           164

                                                       --------
Balance as of June 30, 2002                            $  6,713
                                                       --------

         The decrease in goodwill is primarily due to a $3.8 million purchase price adjustment resulting from the final purchase price settlement of the valuation of the assets and liabilities of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties, as previously discussed in Note 4.

         In accordance with FAS 142, goodwill is not amortized but instead is subject to impairment tests at least annually.

NOTE 7.  SEGMENT INFORMATION

         The Company owns and operates three properties as follows: a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

          The Company identifies its business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-income guests, emphasizing their Fitzgeralds brand and their "Fitzgerald Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel rooms (except in Black Hawk, Colorado) and food and beverage.

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees from Majestic Star and are reflected in "General and Administrative" expenses.

         A summary of the Properties' operations by business segment for the three and six months ended June 30, 2002 and quarter ended July 1, 2001 and two quarters ended July 1, 2001 is presented below (in thousands):

                                                                                          SUCCESSOR
                                                        SUCCESSOR       PREDECESSOR    AS OF AND FOR THE   PREDECESSOR
                                                    THREE MONTHS ENDED  QUARTER ENDED  SIX MONTHS ENDED  TWO QUARTERS ENDED
                                                      JUNE 30, 2002     JULY 1, 2001    JUNE 30, 2002      JULY 1, 2001
                                                    -----------------  ---------------  --------------     --------------
Net revenues:
       Fitzgeralds Tunica                                $ 21,857          $ 20,827         $  44,106         $ 42,063
       Fitzgeralds Black Hawk                               7,903             8,516            15,908           16,392
       Fitzgeralds Las Vegas                               12,628            13,616            25,686           27,925
                                                         --------          --------         ---------         --------
              Total                                      $ 42,388          $ 42,959         $  85,700         $ 86,380
                                                         --------          --------         ---------         --------

Income (loss) from operations:
       Fitzgeralds Tunica                                $  3,310          $  4,889         $   7,945         $ 10,330
       Fitzgeralds Black Hawk                               1,524             2,003             2,782            3,568
       Fitzgeralds Las Vegas                                 (659)              840              (419)           2,508
       Unallocated and other (1)                             (770)             --              (1,408)            --
                                                         --------          --------         ---------         --------
              Total                                      $  3,405          $  7,732         $   8,900         $ 16,406
                                                         --------          --------         ---------         --------

Segment depreciation and amortization (2):
       Fitzgeralds Tunica                                $  1,835          $   --           $   3,615         $   --
       Fitzgeralds Black Hawk                                 363              --                 727             --
       Fitzgeralds Las Vegas                                  648              --               1,265             --
       Unallocated and other (1)                              647              --               1,273             --
                                                         --------          --------         ---------         --------
              Total                                      $  3,493          $   --           $   6,880         $   --
                                                         --------          --------         ---------         --------

Expenditures for additions to long-lived assets:
       Fitzgeralds Tunica                                $    983          $    283         $   1,496         $    530
       Fitzgeralds Black Hawk                                 355                94               439              153
       Fitzgeralds Las Vegas                                  245                36               800              148
                                                         --------          --------         ---------         --------
              Total                                      $  1,583               413         $   2,735         $    831
                                                         --------          --------         ---------         --------

Segments assets:
       Fitzgeralds Tunica                                                                   $  92,495
       Fitzgeralds Black Hawk                                                                  30,903
       Fitzgeralds Las Vegas                                                                   45,709
       Unallocated and other (1)                                                              162,140
                                                                                            ---------
              Total                                                                         $ 331,247

       Less:  intercompany                                                                   (153,683)
                                                                                            ---------
              Total                                                                         $ 177,564
                                                                                            ---------

Goodwill:
       Fitzgeralds Tunica                                                                   $   3,998
       Fitzgeralds Black Hawk                                                                   1,524
       Fitzgeralds Las Vegas                                                                    1,191
                                                                                            ---------
              Total                                                                         $   6,713
                                                                                            ---------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

(2) The predecessor company discontinued recording depreciation and amortization of their property and equipment due to the filing of the bankruptcy cases on December 5, 2000.

NOTE 8.  RELATED PARTY TRANSACTIONS

         During the three and six months ended June 30, 2002, distributions of $188,000, related to the fourth quarter of 2001 and $877,000 related to the first quarter of 2002, were paid to Barden Development Inc. ("BDI") in accordance with the Management Agreement between the Company and BDI dated December 5, 2001.

         In December 2001, the Company issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum. The principal and accrued but unpaid interest are due and payable in full on December 12, 2002.

NOTE 9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The Company's $152.6 million, 11.653% Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of the Company. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

         The following condensed consolidating information presents balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and statements of cash flows for the six months ended June 30, 2002 of Majestic Investor Holdings, LLC, the parent Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary has been presented below.

Condensed consolidating balance sheets as of June 30, 2002

                                                       Majestic Investor  Guarantor       Eliminating             Total
                                                         Holdings, LLC   Subsidiaries       Entries           Consolidated
ASSETS
Current Assets:
     Cash and cash equivalents                           $    741,326   $  16,633,528   $            -        $  17,374,854
     Accounts receivable (net)                                 27,086       1,202,940                             1,230,026
     Inventories                                                    -         914,275                -              914,275
     Prepaid expenses and other current assets              4,406,009       2,142,414       (3,681,384) (a)       2,867,039
                                                      ----------------------------------------------------------------------
                 Total current assets                       5,174,421      20,893,157       (3,681,384)          22,386,194
                                                      ----------------------------------------------------------------------

Property and equipment, net                                         -     120,318,957                -          120,318,957
Intangible assets, net                                              -      18,493,623                -           18,493,623
Due from related parties                                  138,746,446               -     (138,746,446) (b)               -
Other assets                                                6,964,046       9,401,200                -           16,365,246
Investment in subsidiaries                                 11,255,046               -      (11,255,046)                   -
                                                      ----------------------------------------------------------------------

                 Total Assets                            $162,139,959   $ 169,106,937   $ (153,682,876)       $ 177,564,020
                                                      ======================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

     Current maturities of long-term debt                $  1,992,435   $     138,929   $            -        $   2,131,364
     Accounts payable, accrued and other                    1,714,516      15,088,758                -           16,803,274
                                                      ----------------------------------------------------------------------
                 Total current liabilities                  3,706,951      15,227,687                -           18,934,638
                                                      ----------------------------------------------------------------------

Due to related parties                                      1,417,163     142,439,792     (142,427,830) (b)       1,429,125
Long-term debt, net of current maturities                 145,723,170         184,412                -          145,907,582
                                                      ----------------------------------------------------------------------

                 Total Liabilities                        150,847,284     157,851,891     (142,427,830)         166,271,345

Members' Equity                                            11,292,675      11,255,046      (11,255,046)          11,292,675
                                                      ----------------------------------------------------------------------

                 Total Liabilities and Member's Equity   $162,139,959   $ 169,106,937   $ (153,682,876)       $ 177,564,020
                                                      ======================================================================

 (a) To eliminate intercompany receivables and payables.
 (b) To eliminate intercompany accounts and investment in subsidiaries

Condensed consolidating balance sheets as of December 31, 2001

                                                      Majestic Investor   Guarantor       Eliminating              Total
                                                        Holdings, LLC    Subsidiaries       Entries            Consolidated
ASSETS
Current Assets:
     Cash and cash equivalents                           $    498,363   $  17,206,452   $            -        $  17,704,815
     Accounts receivable (net)                                269,501       1,196,044             (711) (a)       1,464,834
     Inventories                                                    -         957,564                -              957,564
     Prepaid expenses and other current assets                707,467       1,303,570                -            2,011,037
                                                      ----------------------------------------------------------------------
                 Total current assets                       1,475,331      20,663,630             (711)          22,138,250
                                                      ----------------------------------------------------------------------

Property and equipment, net                                         -     122,427,962                -          122,427,962
Intangible assets, net                                              -      19,290,753                -           19,290,753
Due from related parties                                  150,855,685               -     (150,855,685) (b)               -
Other assets                                               14,545,956       5,025,618                -           19,571,574
Investment in subsidiaries                                    935,731               -         (935,731)                   -
                                                      ----------------------------------------------------------------------

                 Total Assets                            $167,812,703   $ 167,407,963   $ (151,792,127)       $ 183,428,539
                                                      ======================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

     Current maturities of long-term debt                $  6,500,000   $     156,574   $            -        $   6,656,574
     Accounts payable, accrued and other                    2,526,703      15,195,545             (711) (a)      17,721,537
                                                      ----------------------------------------------------------------------
                 Total current liabilities                  9,026,703      15,352,119             (711)          24,378,111
                                                      ----------------------------------------------------------------------

Due to related parties                                      1,168,273     150,865,241     (150,855,685) (b)       1,177,829
Long-term debt, net of current maturities                 145,085,432         254,872                -          145,340,304
                                                      ----------------------------------------------------------------------

                 Total Liabilities                        155,280,408     166,472,232     (150,856,396)         170,896,244

Members' Equity                                            12,532,295         935,731         (935,731)          12,532,295
                                                      ----------------------------------------------------------------------

                 Total Liabilities and Member's Equity   $167,812,703   $ 167,407,963   $ (151,792,127)       $ 183,428,539
                                                      ======================================================================

 (a) To eliminate intercompany receivables and payables.
 (b) To eliminate intercompany accounts and investment in subsidiaries

Condensed consolidating statements of operations for the three months ended June 30, 2002

                                              Majestic Investor   Guarantor    Eliminating   Consolidated
                                                Holdings, LLC    Subsidiaries    Entries        Total

REVENUES:
    Casino                                       $          -    $40,426,341  $          -   $ 40,426,341
    Rooms                                                   -      3,938,875             -      3,938,875
    Food and beverage                                       -      4,886,744             -      4,886,744
    Other                                                   -        977,512             -        977,512
                                             -------------------------------------------------------------

        Gross revenues                                      -     50,229,472             -     50,229,472

        less promotional allowances                         -     (7,842,372)            -     (7,842,372)
                                             -------------------------------------------------------------

        Net revenues                                        -     42,387,100             -     42,387,100
                                             -------------------------------------------------------------

COSTS AND EXPENSES:
    Casino                                                  -     15,910,663             -     15,910,663
    Rooms                                                   -      2,282,536             -      2,282,536
    Food and beverage                                       -      2,943,591             -      2,943,591
    Other                                                   -        396,601             -        396,601
    Gaming taxes                                            -      4,779,074             -      4,779,074
    Advertising and promotion                               -      3,693,938             -      3,693,938
    General and administrative                          7,498      5,352,495             -      5,359,993
    Depreciation and amortization                     646,178      2,846,972             -      3,493,150
    Loss on sale of assets                                  -          5,964             -          5,964
    Pre-opening expenses                              116,982              -             -        116,982
                                             -------------------------------------------------------------

         Total costs and expenses                     770,658     38,211,834             -     38,982,492
                                             -------------------------------------------------------------

         Operating income (loss)                     (770,658)     4,175,266             -      3,404,608
                                             -------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                    18,286         11,910             -         30,196
    Interest expense                               (4,585,293)        (8,158)            -     (4,593,451)
    Other non-operating expense                        (9,883)             -             -         (9,883)
    Equity in net income of subsidiaries            4,179,018              -    (4,179,018)             -
                                             -------------------------------------------------------------
         Total other income (expense)                (397,872)         3,752    (4,179,018)    (4,573,138)
                                             -------------------------------------------------------------

         Net income (loss)                       $ (1,168,530)   $ 4,179,018  $ (4,179,018)  $ (1,168,530)
                                             -------------------------------------------------------------

Condensed consolidating statements of operations for the six months ended June 30, 2002

                                        Majestic Investor  Guarantor     Eliminating    Consolidated
                                         Holdings, LLC    Subsidiaries     Entries         Total

REVENUES:
    Casino                                    $        -   $ 82,781,091  $           -    $ 82,781,091
    Rooms                                              -      8,027,387              -       8,027,387
    Food and beverage                                  -      9,981,562              -       9,981,562
    Other                                              -      1,867,286              -       1,867,286
                                        --------------------------------------------------------------

        Gross revenues                                 -    102,657,326              -     102,657,326

        less promotional allowances                    -    (16,957,673)             -     (16,957,673)
                                        --------------------------------------------------------------

        Net revenues                                   -     85,699,653              -      85,699,653
                                        --------------------------------------------------------------

COSTS AND EXPENSES:
    Casino                                             -     31,644,320              -      31,644,320
    Rooms                                              -      4,441,458              -       4,441,458
    Food and beverage                                  -      5,712,293              -       5,712,293
    Other                                              -        775,440              -         775,440
    Gaming taxes                                       -      9,798,829              -       9,798,829
    Advertising and promotion                          -      7,050,586              -       7,050,586
    General and administrative                    11,703     10,360,823              -      10,372,526
    Depreciation and amortization              1,272,525      5,607,640              -       6,880,165
    Gain on sale of assets                             -           (578)             -            (578)
    Pre-opening expenses                         124,269              -              -         124,269
                                        --------------------------------------------------------------

         Total costs and expenses              1,408,497     75,390,811              -      76,799,308
                                        --------------------------------------------------------------

         Operating income (loss)              (1,408,497)    10,308,842              -       8,900,345
                                        --------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                               34,798         27,006              -          61,804
    Interest expense                          (9,092,319)       (16,539)             -      (9,108,858)
    Other non-operating expense                  (27,375)             -              -         (27,375)
    Equity in net income of subsidiaries      10,319,309              -    (10,319,309)              -
                                        --------------------------------------------------------------
         Total other income (expense)          1,234,413         10,467    (10,319,309)     (9,074,429)
                                        --------------------------------------------------------------

         Net income (loss)                    $ (174,084)  $ 10,319,309  $ (10,319,309)   $   (174,084)
                                        --------------------------------------------------------------

Condensed consolidating statements of cash flows for the six months ended June 30, 2002

                                                             Majestic Investor  Guarantor    Eliminating     Consolidated
                                                               Holdings, LLC   Subsidiaries    Entries           Total


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $ (9,604,006)  $ 14,824,068    $ (1,890) (a)   $  5,218,172
                                                            ---------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                 -     (2,734,791)          -          (2,734,791)
    Acquisition related costs                                      (986,158)             -           -            (986,158)
    Proceeds from seller from purchase price adjustment           3,800,000              -           -           3,800,000
    Proceeds from sale of equipment                                       -         33,867           -              33,867
                                                            ---------------------------------------------------------------

       Net cash provided by (used in) investing activities        2,813,842     (2,700,924)          -             112,918
                                                            ---------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit, net                                          (4,507,565)             -                      (4,507,565)
    Payment of 11.653% Senior Secured Notes issuance costs       (1,084,355)             -           -          (1,084,355)
    Cash paid to reduce long-term debt                                    -        (88,105)          -             (88,105)
    Cash advances to/from affiliates                             13,690,589    (12,607,963)      1,890  (a)      1,084,516
    Distribution to Barden Development, Inc.                     (1,065,542)             -           -          (1,065,542)
                                                            ---------------------------------------------------------------

       Net cash provided by (used in) financing activities        7,033,127    (12,696,068)      1,890          (5,661,051)
                                                            ---------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                242,963       (572,924)          -            (329,961)
Cash and cash equivalents, beginning of period                      498,363     17,206,452           -          17,704,815
                                                            ---------------------------------------------------------------
Cash and cash equivalents, end of period                       $    741,326   $ 16,633,528    $      -        $ 17,374,854
                                                            ===============================================================

 (a)  To eliminate intercompany receivables and payables.

NOTE 10.  SUPPLEMENTAL CONSOLIDATING INFORMATION

         The following information presents consolidating balance sheets as of June 30, 2002, consolidating statements of operations for the three and six months ended June 30, 2002, and consolidating statements of cash flows for the six months ended June 30, 2002.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2002

                                                                            Barden        Barden
                                                                         Mississippi     Colorado
                                                             Parent      Gaming, LLC    Gaming, LLC
ASSETS
Current Assets:
     Cash and cash equivalents                          $     741,326    $ 9,162,088   $ 2,885,511
     Accounts receivable, net                                  27,086        473,273        48,335
     Inventories                                                    -        383,813       237,547
     Prepaid expenses and other                                48,467        418,651       286,970
     Receivable from related party                          3,657,542        299,111
     Note receivable from related party                       700,000              -             -
                                                       --------------------------------------------
        Total current assets                                5,174,421     10,736,936     3,458,363
                                                       --------------------------------------------

Property, equipment and barge improvements, net                     -     69,942,200    21,900,803
Intangible assets, net                                              -      7,358,029     3,878,717
Goodwill                                                                   3,997,904     1,523,716

Other Assets:
     Deferred financing costs, net                          6,964,046              -             -
     Restricted cash                                                -              -             -
     Due from related parties                             138,746,446              -             -
     Other assets and deposits                                      -        459,616       141,363
     Investment in subsidiaries                            11,255,046
                                                       --------------------------------------------
        Total other assets                                156,965,538        459,616       141,363
                                                       --------------------------------------------

        Total Assets                                    $ 162,139,959    $92,494,685   $30,902,962
                                                       ============================================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:

     Current maturities of long-term debt               $   1,992,435    $         -   $         -
     Accounts payable                                               -        544,517       608,049
     Other accrued liabilities:
        Payroll and related                                         -      2,535,343       679,127
        Interest                                            1,495,804              -             -
        Progressive jackpots                                        -        584,454     1,257,288
        Slot club liabilities                                       -        149,998       383,656
        Other accrued liabilities                             218,712      1,817,390     1,197,337
                                                       --------------------------------------------
        Total current liabilities                           3,706,951      5,631,702     4,125,457
                                                       --------------------------------------------

Due to related parties                                      1,417,163     78,248,038    23,315,130
Long-term debt, net of current maturities                 145,723,170              -             -
                                                       --------------------------------------------

        Total Liabilities                                 150,847,284     83,879,740    27,440,587
                                                       --------------------------------------------

Commitments and contingencies

Members' Equity/(Deficit):
     Members' contributions                                13,803,192              -             -
     Accumulated earnings (deficit)                        (2,510,517)     8,614,945     3,462,375
                                                       --------------------------------------------

     Total members' equity (deficit)                       11,292,675      8,614,945     3,462,375
                                                       --------------------------------------------

        Total Liabilities and Member's Equity/(Deficit) $ 162,139,959    $92,494,685   $30,902,962
                                                       ============================================


                                                            Barden
                                                            Nevada
                                                          Gaming, LLC    Elimination      Consolidated
ASSETS
Current Assets:
     Cash and cash equivalents                            $ 4,585,929   $            -    $  17,374,854
     Accounts receivable, net                                 681,332                -        1,230,026
     Inventories                                              292,915                -          914,275
     Prepaid expenses and other                             1,125,450                -        1,879,538
     Receivable from related party                             12,232       (3,681,384)         287,501
     Note receivable from related party                             -                           700,000
                                                       -------------------------------------------------
        Total current assets                                6,697,858       (3,681,384)      22,386,194
                                                       -------------------------------------------------

Property, equipment and barge improvements, net            28,475,954                -      120,318,957
Intangible assets, net                                      7,256,877                -       18,493,623
Goodwill                                                    1,191,542                -        6,713,162

Other Assets:
     Deferred financing costs, net                                  -                -        6,964,046
     Restricted cash                                        1,000,000                -        1,000,000
     Due from related parties                                       -     (138,746,446)               -
     Other assets and deposits                              1,087,059                -        1,688,038
     Investment in subsidiaries                                            (11,255,046)               -
                                                       -------------------------------------------------
        Total other assets                                  2,087,059     (150,001,492)       9,652,084
                                                       -------------------------------------------------

        Total Assets                                      $45,709,290   $ (153,682,876)   $ 177,564,020
                                                       =================================================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:

     Current maturities of long-term debt                 $   138,929   $            -    $   2,131,364
     Accounts payable                                         325,881                -        1,478,447
     Other accrued liabilities:
        Payroll and related                                 1,902,447                -        5,116,917
        Interest                                                    -                -        1,495,804
        Progressive jackpots                                  218,511                -        2,060,253
        Slot club liabilities                               1,808,846                -        2,342,500
        Other accrued liabilities                           1,075,914                -        4,309,353
                                                       -------------------------------------------------
        Total current liabilities                           5,470,528                -       18,934,638
                                                       -------------------------------------------------

Due to related parties                                     40,876,624     (142,427,830)       1,429,125
Long-term debt, net of current maturities                     184,412                -      145,907,582
                                                       -------------------------------------------------

        Total Liabilities                                  46,531,564     (142,427,830)     166,271,345
                                                       -------------------------------------------------

Commitments and contingencies

Members' Equity/(Deficit):
     Members' contributions                                         -                -       13,803,192
     Accumulated earnings (deficit)                          (822,274)     (11,255,046)      (2,510,517)
                                                       -------------------------------------------------

     Total members' equity (deficit)                         (822,274)     (11,255,046)      11,292,675
                                                       -------------------------------------------------

        Total Liabilities and Member's Equity/(Deficit)   $45,709,290   $ (153,682,876)   $ 177,564,020
                                                       =================================================

                         MAJESTIC INVESTOR HOLDINGS, LLC
 CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                   Barden           Barden
                                                                 Mississippi       Colorado
                                                     Parent      Gaming, LLC      Gaming, LLC

Revenues:
       Casino                                     $          -   $ 22,299,988     $ 8,556,874
       Rooms                                                 -      2,075,539               -
       Food and beverage                                     -      2,314,354         452,951
       Other                                                 -        385,403          58,654
                                                -----------------------------------------------
             Gross revenues                                  -     27,075,284       9,068,479
             less promotional allowances                     -     (5,218,699)     (1,166,043)
                                                -----------------------------------------------
             Net revenues                                    -     21,856,585       7,902,436
                                                -----------------------------------------------

Costs and expenses:
       Casino                                                -      8,146,444       2,323,553
       Rooms                                                 -        919,408               -
       Food and beverage                                     -        794,577         270,474
       Other                                                 -         82,759         158,928
       Gaming taxes                                          -      2,653,370       1,362,580
       Advertising and promotion                             -      1,542,658         841,754
       General and administrative                        7,498      2,571,693       1,051,794
       Depreciation and amortization                   646,178      1,835,362         363,668
       Loss on sale of assets                                -              -           5,964
       Pre-opening expenses                            116,982              -               -
                                                -----------------------------------------------
             Total costs and expenses                  770,658     18,546,271       6,378,715

                                                -----------------------------------------------
             Income (loss) from operations            (770,658)     3,310,314       1,523,721
                                                -----------------------------------------------

Other income (expense):

       Interest income                                  18,286          7,553           1,747
       Interest expense                             (4,585,293)             -            (625)
       Other non-operating expenses                     (9,883)             -               -
       Equity in net income of subsidiaries          4,179,018
                                                -----------------------------------------------
             Total other income (expense)             (397,872)         7,553           1,122
                                                -----------------------------------------------

Net income (loss)                                 $ (1,168,530)  $  3,317,867     $ 1,524,843
                                                ===============================================



                                                    Barden
                                                    Nevada
                                                  Gaming, LLC    Elimination   Consolidated

Revenues:
       Casino                                     $ 9,569,479   $          -   $ 40,426,341
       Rooms                                        1,863,336              -      3,938,875
       Food and beverage                            2,119,439              -      4,886,744
       Other                                          533,455              -        977,512
                                                --------------------------------------------
             Gross revenues                        14,085,709              -     50,229,472
             less promotional allowances           (1,457,630)             -     (7,842,372)
                                                --------------------------------------------
             Net revenues                          12,628,079              -     42,387,100
                                                --------------------------------------------

Costs and expenses:
       Casino                                       5,440,666              -     15,910,663
       Rooms                                        1,363,128              -      2,282,536
       Food and beverage                            1,878,540              -      2,943,591
       Other                                          154,914              -        396,601
       Gaming taxes                                   763,124              -      4,779,074
       Advertising and promotion                    1,309,526              -      3,693,938
       General and administrative                   1,729,008              -      5,359,993
       Depreciation and amortization                  647,942              -      3,493,150
       Loss on sale of assets                               -              -          5,964
       Pre-opening expenses                                 -              -        116,982
                                                --------------------------------------------
             Total costs and expenses              13,286,848              -     38,982,492

                                                --------------------------------------------
             Income (loss) from operations           (658,769)             -      3,404,608
                                                --------------------------------------------

Other income (expense):

       Interest income                                  2,610              -         30,196
       Interest expense                                (7,533)             -     (4,593,451)
       Other non-operating expenses                         -              -         (9,883)
       Equity in net income of subsidiaries                       (4,179,018)             -
                                                --------------------------------------------
             Total other income (expense)              (4,923)    (4,179,018)    (4,573,138)
                                                --------------------------------------------

Net income (loss)                                 $  (663,692)  $ (4,179,018)  $ (1,168,530)
                                                ============================================

                         MAJESTIC INVESTOR HOLDINGS, LLC
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                             Barden          Barden
                                                           Mississippi      Colorado
                                              Parent       Gaming, LLC     Gaming, LLC

Revenues:
      Casino                                   $        -  $ 45,656,946    $17,774,179
      Rooms                                             -     4,161,060              -
      Food and beverage                                 -     4,788,172        959,011
      Other                                             -       722,666        117,238
                                          ---------------------------------------------
            Gross revenues                              -    55,328,844     18,850,428
            less promotional allowances                 -   (11,222,722)    (2,942,756)
                                          ---------------------------------------------
            Net revenues                                -    44,106,122     15,907,672
                                          ---------------------------------------------

Costs and expenses:
      Casino                                            -    15,962,153      4,911,510
      Rooms                                             -     1,637,765              -
      Food and beverage                                 -     1,472,077        541,594
      Other                                             -       167,984        325,344
      Gaming taxes                                      -     5,432,707      2,845,663
      Advertising and promotion                         -     2,905,866      1,575,144
      General and administrative                   11,703     4,973,675      2,192,851
      Depreciation and amortization             1,272,525     3,615,275        727,336
      (Gain)/loss on sale of assets                     -        (6,542)         5,964
      Pre-opening expenses                        124,269             -              -
                                          ---------------------------------------------
            Total costs and expenses            1,408,497    36,160,960     13,125,406

                                          ---------------------------------------------
            Income (loss) from operations      (1,408,497)    7,945,162      2,782,266
                                          ---------------------------------------------

Other income (expense):

      Interest income                              34,798        14,447          5,380
      Interest expense                         (9,092,319)            -           (625)
      Other non-operating expenses                (27,375)            -              -
      Equity in net income of subsidiaries     10,319,309             -              -
                                          ---------------------------------------------
            Total other income (expense)        1,234,413        14,447          4,755
                                          ---------------------------------------------

Net income (loss)                              $ (174,084) $  7,959,609    $ 2,787,021
                                          =============================================




                                              Barden
                                              Nevada
                                            Gaming, LLC   Elimination    Consolidated

Revenues:
      Casino                                $19,349,966  $           -   $ 82,781,091
      Rooms                                   3,866,327              -      8,027,387
      Food and beverage                       4,234,379              -      9,981,562
      Other                                   1,027,382              -      1,867,286
                                          --------------------------------------------
            Gross revenues                   28,478,054              -    102,657,326
            less promotional allowances      (2,792,195)                  (16,957,673)
                                          --------------------------------------------
            Net revenues                     25,685,859              -     85,699,653
                                          --------------------------------------------

Costs and expenses:
      Casino                                 10,770,657              -     31,644,320
      Rooms                                   2,803,693              -      4,441,458
      Food and beverage                       3,698,622              -      5,712,293
      Other                                     282,112              -        775,440
      Gaming taxes                            1,520,459              -      9,798,829
      Advertising and promotion               2,569,576              -      7,050,586
      General and administrative              3,194,297              -     10,372,526
      Depreciation and amortization           1,265,029              -      6,880,165
      (Gain)/loss on sale of assets                   -              -           (578)
      Pre-opening expenses                            -              -        124,269
                                          --------------------------------------------
            Total costs and expenses         26,104,445              -     76,799,308

                                          --------------------------------------------
            Income (loss) from operations      (418,586)             -      8,900,345
                                          --------------------------------------------

Other income (expense):

      Interest income                             7,179              -         61,804
      Interest expense                          (15,914)             -     (9,108,858)
      Other non-operating expenses                    -              -        (27,375)
      Equity in net income of subsidiaries            -    (10,319,309)             -
                                          --------------------------------------------
            Total other income (expense)         (8,735)   (10,319,309)    (9,074,429)
                                          --------------------------------------------

Net income (loss)                           $  (427,321) $ (10,319,309)  $   (174,084)
                                          ============================================

                         MAJESTIC INVESTOR HOLDINGS, LLC
  CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                            Barden        Barden
                                                                          Mississippi    Colorado
                                                              Parent      Gaming, LLC  Gaming, LLC

Cash Flows From Operating Activities:

Net income (loss)                                            $  (174,084)   $7,959,609   $2,787,021
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation                                                        -     3,196,650      483,462
   Amortization                                                1,272,525       418,625      243,874
   Income from wholly-owned subsidiaries                     (10,319,309)            -            -
   (Gain) loss on sale of assets                                       -        (6,542)       5,964
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net               242,415       119,249        9,085
   (Increase) decrease in inventories                                  -       (15,666)     (23,684)
   Increase in prepaid expenses                                  (41,000)      (85,288)    (188,702)
   (Increase) decrease in other assets                         1,035,123        15,864        6,419
   Increase (decrease) in accounts payable                             -      (155,012)     338,796
   Decrease in related party payables                           (807,489)     (298,400)           -
   Increase (decrease) in accrued payroll and other expenses           -       223,256      (42,716)
   Increase in accrued interest                                  287,025             -            -
   Increase (decrease) in accrued and other liabilities       (1,099,212)     (387,003)     728,483
                                                          -------------------------------------------

   Net cash provided by (used in) operating activities        (9,604,006)   10,985,342    4,348,002
                                                          -------------------------------------------

Cash Flows From Investing Activities:

Acquisition of property and equipment                                  -    (1,496,044)    (438,835)
Acquisition related costs                                       (986,158)            -            -
Proceeds from seller for purchase price adjustment             3,800,000             -            -
Proceeds from sale of equipment                                        -         6,542       27,325
                                                          -------------------------------------------

   Net cash provided by (used in) investing activities         2,813,842    (1,489,502)    (411,510)
                                                          -------------------------------------------

Cash Flows From Financing Activities:

Line of credit, net                                           (4,507,565)            -            -
Payment of 11.653% Senior Secured Notes issuance costs        (1,084,355)            -            -
Cash paid to reduce long-term debt                                     -             -      (22,965)
Cash advances to/from affiliates                              13,690,589    (8,786,096)  (4,823,738)
Distribution to Barden Development, Inc.                      (1,065,542)            -            -
                                                          -------------------------------------------

   Net cash provided by (used in) financing activities         7,033,127    (8,786,096)  (4,846,703)
                                                          -------------------------------------------

Net increase (decrease) in cash and cash equivalents             242,963       709,744     (910,211)
Cash and cash equivalents, beginning of period                   498,363     8,452,344    3,795,722
                                                          -------------------------------------------

Cash and cash equivalents, end of period                     $   741,326    $9,162,088   $2,885,511
                                                          ===========================================


                                                                Barden
                                                                Nevada
                                                              Gaming, LLC   Elimination      Consolidated

Cash Flows From Operating Activities:

Net income (loss)                                             $ (427,321)  $(10,319,309)     $   (174,084)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation                                                1,130,399              -         4,810,511
   Amortization                                                  134,630              -         2,069,654
   Income from wholly-owned subsidiaries                               -     10,319,309                 -
   (Gain) loss on sale of assets                                       -              -              (578)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net               (53,109)             -           317,640
   (Increase) decrease in inventories                             82,639              -            43,289
   Increase in prepaid expenses                                 (342,762)             -          (657,752)
   (Increase) decrease in other assets                          (758,284)             -           299,122
   Increase (decrease) in accounts payable                      (652,067)             -          (468,283)
   Decrease in related party payables                            (12,232)        (1,890)       (1,120,011)
   Increase (decrease) in accrued payroll and other expenses     (69,737)             -           110,803
   Increase in accrued interest                                        -              -           287,025
   Increase (decrease) in accrued and other liabilities          458,568              -          (299,164)
                                                            ----------------------------------------------

   Net cash provided by (used in) operating activities          (509,276)        (1,890)        5,218,172
                                                            ----------------------------------------------

Cash Flows From Investing Activities:

Acquisition of property and equipment                           (799,912)             -        (2,734,791)
Acquisition related costs                                              -              -          (986,158)
Proceeds from seller for purchase price adjustment                     -              -         3,800,000
Proceeds from sale of equipment                                        -              -            33,867
                                                            ----------------------------------------------

   Net cash provided by (used in) investing activities          (799,912)             -           112,918
                                                            ----------------------------------------------

Cash Flows From Financing Activities:

Line of credit, net                                                    -              -        (4,507,565)
Payment of 11.653% Senior Secured Notes issuance costs                 -              -        (1,084,355)
Cash paid to reduce long-term debt                               (65,140)             -           (88,105)
Cash advances to/from affiliates                               1,001,871          1,890         1,084,516
Distribution to Barden Development, Inc.                               -              -        (1,065,542)
                                                            ----------------------------------------------

   Net cash provided by (used in) financing activities           936,731          1,890        (5,661,051)
                                                            ----------------------------------------------

Net increase (decrease) in cash and cash equivalents            (372,457)             -          (329,961)
Cash and cash equivalents, beginning of period                 4,958,386              -        17,704,815
                                                            ----------------------------------------------

Cash and cash equivalents, end of period                      $4,585,929   $          -      $ 17,374,854
                                                            ==============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD-LOOKING INFORMATION

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates", "plans", "intends", "will", "could" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations; the ability to successfully integrate the three Fitzgeralds casinos; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key executives; a significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; non-renewal of the Company's or any of its operating subsidiaries' gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and future occurrences of terrorist attacks or other destabilizing events.

         We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.

OVERVIEW

         The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the three and six months ended June 30, 2002 and the combined results of operations of the three Fitzgeralds casino properties for the quarter and six months ended July 1, 2001.

         The gaming operations of the Company's properties may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, the Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Black Hawk facilities. Also, at Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

RESULTS OF OPERATIONS

         The following table sets forth information derived from the Company's consolidated statements of operations for the three and six months ended June 30, 2002, and the combined statements of operations for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company for the quarter and two quarters ended July 1, 2001, expressed as a percentage of gross revenues.

           Consolidated Statements of Operations-- Summary Information
                             (dollars in thousands)

                                                      Successor             Predecessor         Successor            Predecessor
                                                  ------------------    ----------------    ------------------    ------------------
                                                     Three Months            Quarter            Six Months          Two Quarters
                                                    Ended June 30,        Ended July 1,       Ended June 30,        Ended July 1,
                                                         2002                 2001                 2002                  2001
                                                  ------------------    ----------------    ------------------    ------------------
   Gross Revenues                                     $    50,229         $    50,581         $     102,657         $    101,961
   Operating Income                                   $     3,405         $     7,702         $       8,900         $     16,406
   Adjusted EBITDA (1)                                $     7,021         $     7,681         $      15,904         $     16,387



      Consolidated Statements of Operations -- Percentage of Gross Revenues

                                                      Successor    Predecessor       Successor      Predecessor
                                                    -------------  ------------    -------------   -------------
                                                    Three Months      Quarter        Six Months    Two Quarters
                                                   Ended June 30,  Ended July 1,   Ended June 30,  Ended July 1,
                                                       2002            2001            2002            2001
                                                    ------------   ------------    -------------   -------------
Revenues:
     Casino                                            80.5%           80.2%           80.6%           80.0%
     Rooms                                              7.9%            8.2%            7.8%            8.2%
     Food and beverage                                  9.7%            9.7%            9.7%            9.8%
     Other                                              1.9%            1.9%            1.9%            2.0%
                                                      -----           -----           -----           -----
        Gross revenues                                100.0%          100.0%          100.0%          100.0%
        less promotional allowances                   (15.6%)         (15.1%)         (16.5%)         (15.3%)
                                                      -----           -----           -----           -----
        Net revenues                                   84.4%           84.9%           83.5%           84.7%
                                                      -----           -----           -----           -----
Costs and Expenses:
     Casino                                            31.7%           26.9%           30.8%           26.6%
     Rooms                                              4.5%            5.4%            4.3%            5.3%
     Food and beverage                                  5.9%            5.8%            5.6%            5.7%
     Other                                              0.8%            0.9%            0.8%            0.8%
     Gaming taxes                                       9.5%            9.4%            9.5%            9.3%
     Advertising and promotions                         7.4%            7.6%            6.9%            7.5%
     General and administrative                        10.7%           13.9%           10.1%           13.4%
     Depreciation and amortization                      7.0%             --             6.7%             --
     Reorganization items                                --           (-0.1%)            --              --
     (Gain)/loss on sale of assets                       --              --              --              --
     Pre-opening expenses                               0.2%             --             0.1%             --
                                                      -----           -----           -----           -----

               Total costs and expenses                77.7%           69.8%           74.8%           68.6%
                                                      -----           -----           -----           -----
        Operating income                                6.7%           15.1%            8.7%           16.1%
                                                      -----           -----           -----           -----
Other Income (Expense):
     Interest income                                     --              --             0.1%            --
     Interest expense                                  (9.1%)            --            (8.9%)           --
     Other nonoperating expense                          --              --              --             --
                                                      -----           -----           -----           ----
               Total other income (expense)            (9.1%)            --            (8.8%)           --
                                                      -----           -----           -----           ----
Net Income (Loss):                                     (2.4%)          15.1%           (0.1%)          16.1%
                                                      =====           =====           =====           ====

Adjusted EBITDA: (1)                                   13.9%           15.0%           15.5%          16.1%



NOTES:
   (1). Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos and reorganization items related to the bankruptcy of the predecessor company) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

QUARTER ENDED JUNE 30, 2002 (SUCCESSOR) COMPARED TO QUARTER ENDED JULY 1, 2001 (PREDECESSOR)

         For the three and six months ended June 30, 2002, the Company utilized a calendar financial reporting period resulting in ninety one and one hundred eighty one days of operations, as compared to the period ended July 1, 2001, in which a "4-4-5" (weeks) reporting period was used resulting in ninety-one and one hundred eighty two days of operations. The additional day of operations in the prior year period the Company believes does not have a significant impact on the comparability of financial information used in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Consolidated gross revenues for the three months ended June 30, 2002 amounted to approximately $50,229,000, a decrease of approximately $352,000 or 0.7% from gross revenues recorded in the quarter ended July 1, 2001. For the three months ended June 30, 2002, gross revenues for Fitzgeralds Tunica accounted for $27,075,000, or 53.9% of consolidated gross revenues, Fitzgeralds Black Hawk accounted for $9,068,000, or 18.1% of consolidated gross revenues and Fitzgeralds Las Vegas accounted for $14,086,000, or 28.0% of consolidated gross revenues compared to $25,433,000 or 50.3%, $10,305,000 or 20.4% and $14,843,000
or 29.3%, respectively, for the quarter ended July 1, 2001.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues for the three months ended June 30, 2002 totaled approximately $40,426,000 or 80.5% of consolidated gross revenues, of which slot machines accounted for approximately $35,914,000 or 88.8% and table games accounted for approximately $4,512,000 or 11.2% compared to $40,588,000 or 80.2% of consolidated gross revenues, of which slot machines accounted for approximately $36,175,000 or 89.1% and table games accounted for approximately $4,413,000 or 10.9% for the quarter ended July 1, 2001. Casino revenues attributed to Fitzgeralds Tunica were $22,300,000 or 82.4% of its gross revenues, of which $19,956,000, or 89.5%, were derived from slot machine revenues, and $2,344,000, or 10.5%, were derived from table games revenues for the three months ended June 30, 2002 compared to $20,894,000 or 82.2% of its gross revenues, of which $18,636,000 or 89.2%, were derived from slot machines revenues, and $2,258,000 or 10.8%, were derived from table games revenues for the quarter ended July 1, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $8,557,000 or 94.4% of its gross revenues, of which $8,406,000, or 98.2%, were derived from slot machine revenues, and $151,000, or 1.8% were derived from table game revenues for the three months ended June 30, 2002 compared to $9,601,000 or 93.2% of its gross revenues, of which $9,380,000 or 97.7% were attributed to slot machine revenues and $221,000 or 2.3% were derived from table game revenues for the quarter ended July 1, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $9,569,000 or 67.9% of its gross revenues, of which $7,552,000, or 78.9%, were derived from slot machine revenues, and $2,017,000, or 21.1%, were derived from table game revenues for the three months ended June 30, 2002 compared to casino revenues of $10,093,000, or 68.0% of its gross revenues, of which $8,159,000, or 80.8% were attributed to slot machines revenues and $1,934,000 or 19.2% were derived from table game revenues for the quarter ended July 1, 2001.

         The consolidated average number of slot machines in operation was 2,844 during the three months ended June 30, 2002 compared to 2,871 during the quarter ended July 1, 2001. Fitzgeralds Tunica accounted for 1,377, or 48.4%, Fitzgeralds Black Hawk accounted for 594 or 20.9% and Fitzgeralds Las Vegas accounted for 873 or 30.7%. The consolidated average win per slot machine per day was approximately $139 for the three months ended June 30, 2002, with an average of approximately $159, $156 and $95 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $157, $173 and $93, respectively, for the quarter ended July 1, 2001. The consolidated average number of table games in operation during the three months ended June 30, 2002 was 65, of which Tunica accounted for 35, or 54.0%, Fitzgeralds Black Hawk accounted for 6, or 9.2%, and Fitzgeralds Las Vegas accounted for 24, or 36.9%, compared to 62, of which Tunica accounted for 33, or 53.2%, Fitzgeralds Black Hawk accounted for 6, or 9.7%, and Fitzgeralds Las Vegas accounted for 23, or 37.1% during the quarter ended July 1, 2001. The consolidated average win per table game per day during the three months ended June 30, 2002 was approximately $712, with an average of approximately $743, $276 and $776 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $726, with an average of approximately $752, $404 and $774 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively during the quarter ended July 1, 2001. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the three months ended June 30, 2002 was approximately $3,939,000, or 7.9% of gross revenues compared to approximately $4,163,000 or 8.2% for the quarter ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $2,076,000, or 52.7% with 507 rooms and Fitzgeralds Las Vegas accounted for $1,863,000, or 47.3%, with 638 rooms compared to $2,056,000 or 49.4% at Fitzgeralds Tunica and $2,107,000 or 50.6% at Fitzgeralds Las Vegas during the quarter ended July 1, 2001. During the three months ended June 30, 2002, at Fitzgeralds Tunica the average daily rate was $49 and the occupancy rate was 92.0% and at Fitzgeralds Las Vegas the average daily rate was $34 and the occupancy rate was 93.4% compared to $48 and 92.5% at Fitzgeralds Tunica and $38 and 94.3% at Fitzgeralds Las Vegas during the quarter ended July 1, 2001.

         Consolidated food and beverage revenues for the three months ended June 30, 2002 amounted to $4,887,000, or 9.7% of consolidated gross revenues compared to $4,875,000 or 9.7% for the quarter ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $2,314,000, or 47.4%, Fitzgeralds Black Hawk accounted for $453,000, or 9.3% and Fitzgeralds Las Vegas accounted for $2,119,000, or 43.3% compared to $2,209,000 or 45.3%, $589,000 or 12.1% and
$2,076,000 or 42.6%, respectively, during the quarter ended July 1, 2001.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $978,000, or 1.9% of consolidated gross revenues for the three months ended June 30, 2002 compared to $956,000, or 1.9% of consolidated gross revenues during the quarter ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $385,000 or 39.4%, Fitzgeralds Black Hawk accounted for approximately $59,000 or 6.0%, and Fitzgeralds Las Vegas accounted for $534,000, or 54.6% compared to $274,000 or 28.7%, $115,000 or
12.0% and $567,000 or 59.3%, respectively, during the quarter ended July 1, 2001.

         Consolidated promotional allowances included in the consolidated gross revenues for the three months ended June 30, 2002, were $7,842,000, or 15.6% of consolidated gross revenues compared to $7,622,000 or 15.1% of consolidated gross revenues during the quarter ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $5,219,000, or 66.5%, Fitzgeralds Black Hawk accounted for $1,166,000, or 14.9%, and Fitzgeralds Las Vegas accounted for $1,457,000, or 18.6% compared to $4,606,000 or 60.4%, $1,789,000 or 23.5% and
$1,227,000 or 16.1%, respectively, during the quarter ended July 1, 2001.

         Consolidated casino operating expenses for the three months ended June 30, 2002, were $15,911,000, or 31.7% of consolidated gross revenues and 39.4% of casino revenues compared to

$13,592,000, or 26.9% of consolidated gross revenues and 33.5% of consolidated casino revenues during the quarter ended July 1, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $8,146,000, or 51.2%, Fitzgeralds Black Hawk accounted for $2,324,000, or 14.6%, and Fitzgeralds Las Vegas accounted for $5,441,000, or 34.2%.

         Consolidated general and administrative expenses for the three months ended June 30, 2002 were $5,360,000, or 10.7% of consolidated gross revenues compared to $7,032,000, or 13.9% for the quarter ended July 1, 2001. During the three months ended June 30, 2002, Fitzgeralds Tunica accounted for $2,572,000, or 48.0%, Fitzgeralds Black Hawk accounted for $1,052,000, or 19.6%, Fitzgeralds Las Vegas accounted for $1,729,000, or 32.3% and unallocated corporate expenses accounted for approximately $7,000.

         Consolidated depreciation and amortization for the three months ended June 30, 2002 was approximately $3,493,000, or 7.0% of consolidated gross revenues compared to $0 in the period ended July 1, 2002. The increase of $3,493,000 was due to recognition of these items following the Fitzgeralds acquisition after the discontinuance of the recognition of depreciation and amortization by Fitzgeralds Gaming Corporation subsequent to the filing of the bankruptcy cases on December 5, 2000. During the three months ended June 30, 2002, Fitzgeralds Tunica accounted for $1,835,000 or 52.5%, Fitzgeralds Black Hawk accounted for $364,000, or 10.4%, and Fitzgeralds Las Vegas accounted for $648,000 or 18.6%. Corporate amortization of deferred financing costs accounted for $646,000, or 18.5% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $2,448,000, or 70.1%, is depreciation expense, and $1,045,000, or 29.9%, is amortization expense.

         Consolidated operating income for the three months ended June 30, 2002 was $3,405,000, or 6.7% of consolidated gross revenues compared to $7,702,000 or 15.1% for the quarter ended July 1, 2001. The $4,297,000 decrease was primarily due to the discontinuance of the recognition of depreciation and amortization by the predecessor in the prior year and a decrease in consolidated gross revenues of approximately $352,000 or 0.7% as previously discussed and approximately $117,000 in pre-opening expenses. Fitzgeralds Tunica accounted for operating income of $3,310,000, or 97.2%, Fitzgeralds Black Hawk accounted for operating income of $1,524,000, or 44.8%, Fitzgeralds Las Vegas accounted for operating loss of $659,000, or (19.4%), and the unallocated corporate loss principally for amortization was $771,000 or (22.6%) of consolidated operating income for the quarter ended June 30, 2002 compared to $4,889,000 or 63.5%, $1,974,000 or 25.6%
and $839,000 or 10.9%, respectively, for the quarter ended July 1, 2001.

         Consolidated net interest expense for the three months ended June 30, 2002 was approximately $4,563,000 or 9.1% of consolidated gross revenues compared to approximately $6,000 of net interest expense during the quarter ended July 1, 2001. The $4,557,000 increase is attributable to interest expense associated with the 11.653% Senior Secured Notes. The predecessor companies discontinued accruing interest on their debt on December 5, 2000 with the commencement of the Bankruptcy Cases. Fitzgeralds Tunica accounted for interest income of $8,000, Fitzgeralds Black Hawk accounted for net interest income of $1,000, Fitzgeralds Las Vegas accounted for net interest expense of $5,000 and the unallocated corporate net interest expense primarily associated with the 11.653% Senior Secured Notes was approximately $4,567,000 during the three months ended June 30, 2002 compared to net interest expense of approximately $4,000, $1,000 and $1,000, respectively, during the quarter ended July 1, 2001.

         As a result of the foregoing, the Company realized a consolidated net loss of approximately $1,169,000 for the three months ended June 30, 2002 compared to net income of approximately $7,707,000 for the quarter ended July 1, 2001. The $8,876,000 or 115.2% decrease is principally attributed to an increase in depreciation and amortization expense and interest expense as previously discussed.

SIX MONTHS ENDED JUNE 30, 2002 (SUCCESSOR) COMPARED TO SIX MONTHS ENDED JULY 1, 2001 (PREDECESSOR)

         Consolidated gross revenues for the six months ended June 30, 2002 amounted to approximately $102,657,000, an increase of $696,000 or 0.7% from consolidated gross revenues recorded in the six month period ended July 1, 2001. For the six months ended June 30, 2002, gross revenues for Fitzgeralds Tunica accounted for $55,329,000, or 53.9% of consolidated gross revenues, Fitzgeralds Black Hawk accounted for $18,850,000, or 18.4% of gross revenues and Fitzgeralds Las Vegas accounted for $28,478,000, or 27.7% of consolidated gross revenues compared to $51,624,000 or 50.6%, $19,844,000 or 19.5% and $30,493,000 or 29.9%,
respectively, for the six month period ended July 1, 2001.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues for the six months ended June 30, 2002 totaled approximately $82,781,000 or 80.6% of consolidated gross revenues, of which slot machines accounted for approximately $73,165,000 or 88.4% and table games accounted for approximately $9,616,000 or 11.6% compared to casino revenues of approximately $81,566,000 or 80.0% of consolidated gross revenues, of which slot machines accounted for approximately $72,106,000 or 88.4% and table games accounted for approximately $9,460,000 or 11.6% for the six month period ended July 1, 2001. Casino revenues attributed to Fitzgeralds Tunica were $45,657,000 or 82.5% of its gross revenues, of which $40,823,000, or 89.4%, were derived from slot machine revenues and $4,834,000 or 10.6%, were derived from table games revenues for the six months ended June 30, 2002 compared to casino revenues of approximately $42,443,000 or 82.2% of its gross revenues, of which $37,647,000 or 88.7% were derived from slot machine revenues and $4,796,000 or 11.3% were derived from table games revenues for the six month period ended July 1, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $17,774,000 or 94.3% of its gross revenues, of which $17,426,000, or 98.0%, were derived from slot machine revenues, and $348,000, or 2.0% were derived from table game revenues for the six months ended June 30, 2002 compared to casino revenues of approximately $18,512,000 or 93.3% of its gross revenues, of which $18,087,000 or 97.7%, were derived from slot machines revenues and $425,000 or 2.3% were derived from table games revenues for the six month period ended July 1, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $19,350,000 or 67.9% of its gross revenues, of which $14,916,000, or 77.1%, were derived from slot machine revenues, and $4,434,000, or 22.9%, were derived from table game revenues for the six months ended June 30, 2002 compared to casino revenues of approximately $20,611,000, or 67.6% of its gross revenues, of which $16,372,000 or 79.4% were derived from slot machine revenues and $4,239,000, or 20.6% were derived from table games revenues for the six month period ended July 1, 2001.

         The consolidated average number of slot machines in operation was 2,880 during the six months ended June 30, 2002 compared to 2,875 during the six month period ended July 1, 2001. Fitzgeralds Tunica accounted for 1,379, or 47.9%, Fitzgeralds Black Hawk accounted for 594 or 20.6% and Fitzgeralds Las Vegas accounted for 907 or 31.5%. The consolidated average win per slot machine per day was approximately $140 for the six months ended June 30, 2002, with an average of approximately $164, $162 and $91 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and

Fitzgeralds Las Vegas, respectively, compared to $139 for the six months ended July 1, 2001, with an average of approximately $159, $168 and $93, respectively, for the six month period ended July 1, 2001. The consolidated average number of table games in operation during the six months ended June 30, 2002 was 64, of which Tunica accounted for 34, or 53.1%, Fitzgeralds Black Hawk accounted for 6, or 9.4%, and Fitzgeralds Las Vegas accounted for 24, or 37.5%, compared to 63 during the six months ended July 1, 2001, of which Tunica accounted for 34, or 54.0%, Fitzgeralds Black Hawk accounted for 6, or 9.5%, and Fitzgeralds Las Vegas accounted for 23, or 36.5%. The consolidated average win per table game per day during the six months ended June 30, 2002 was approximately $779, with an average of approximately $778, $320 and $896 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $775, with an average of approximately $779, $391 and $869 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively during the six month period ended July 1, 2001. At Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the six months ended June 30, 2002 was approximately $8,027,000, or 7.8% of gross revenues compared to approximately $8,397,000 or 8.2% for the six month period ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $4,161,000, or 51.8% with 507 rooms and Fitzgeralds Las Vegas accounted for $3,866,000, or 48.2%, with 638 rooms compared to $4,074,000 or 48.5% at Fitzgeralds Tunica and $4,323,000 or 51.5% at Fitzgeralds Las Vegas during the six months ended July 1, 2001. During the six months ended June 30, 2002, at Fitzgeralds Tunica the average daily rate was $49 and the occupancy rate was 93.8% and at Fitzgeralds Las Vegas the average daily rate was $38 and the occupancy rate was 88.9% compared to the $48 and 92.1% and $40 and 94.6%, respectively during the six month period ended July 1, 2001.

         Consolidated food and beverage revenues for the six months ended June 30, 2002 amounted to $9,982,000, or 9.7% of consolidated gross revenues compared to $10,010,000 or 9.8% of consolidated gross revenues for the six months ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $4,788,000, or 48.0%, Fitzgeralds Black Hawk accounted for $959,000, or 9.6% and Fitzgeralds Las Vegas accounted for $4,235,000, or 42.4% during the six months ended June 30, 2002, compared to $4,535,000 or 45.3%, $1,161,000 or 11.6% and $4,314,000 or
43.1%, respectively, during the six month period ended July 1, 2001.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $1,867,000, or 1.9% of consolidated gross revenues for the six months ended June 30, 2002 compared to $1,987,000, or 2.0% of consolidated gross revenues during the six month period ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $723,000 or 38.7%, Fitzgeralds Black Hawk accounted for approximately $117,000 or 6.3%, and Fitzgeralds Las Vegas accounted for $1,027,000, or 55.0% during the six months ended June 20, 2002, compared to $571,000 or 28.7%, $171,000 or 8.6% and
$1,245,000 or 62.7%, respectively, during the six month period ended July 1, 2001.

         Consolidated promotional allowances included in the consolidated gross revenues for the six months ended June 30, 2002, were $16,958,000, or 16.5% of consolidated gross revenues compared to $15,581,000 or 15.3% of consolidated gross revenues during the six month period ended July 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $11,223,000, or 66.2%, Fitzgeralds Black Hawk accounted for $2,943,000, or 17.3%, and Fitzgeralds Las Vegas accounted for $2,792,000, or 16.5% during the six months ended June 30, 2002, compared to $9,560,000 or 61.4%, $3,453,000 or 22.2% and $2,568,000 or 16.4%, respectively, during the six month period July 1, 2001.

         Consolidated casino operating expenses for the six months ended June 30, 2002, were $31,644,000, or 30.8% of consolidated gross revenues and 38.2% of consolidated casino revenues compared to $27,082,000, or 26.6% of consolidated gross revenues and 33.2% of consolidated casino revenues during the six month period ended July 1, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $15,962,000, or 50.4%, Fitzgeralds Black Hawk accounted for $4,911,000, or 15.5%, and Fitzgeralds Las Vegas accounted for $10,771,000, or 34.1% during the six months ended June 30, 2002.

         Consolidated general and administrative expenses for the six months ended June 30, 2002 were $10,373,000, or 10.1% of consolidated gross revenues compared to $13,703,000, or 13.4% for the six month period ended July 1, 2001. During the six months ended June 30, 2002 Fitzgeralds Tunica accounted for $4,974,000, or 48.0%, Fitzgeralds Black Hawk accounted for $2,193,000, or 21.1%, Fitzgeralds Las Vegas accounted for $3,194,000, or 30.8% and unallocated corporate expenses accounted for approximately $12,000.

         Consolidated depreciation and amortization for the six months ended June 30, 2002 was approximately $6,880,000, or 6.7% of consolidated gross revenues compared to $0 in the six month period ended July 1, 2001. The increase of $6,880,000 was due to recognition of these items following the Fitzgeralds acquisition after the discontinuance of the recognition of depreciation and amortization by the predecessor company subsequent to the filing of the bankruptcy cases on December 5, 2000. During the six months ended June 30, 2002, Fitzgeralds Tunica accounted for $3,615,000 or 52.5%, Fitzgeralds Black Hawk accounted for $727,000, or 10.6%, and Fitzgeralds Las Vegas accounted for $1,265,000 or 18.4%. Corporate amortization of deferred financing costs accounted for $1,273,000, or 18.5% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $4,810,000, or 69.9%, is depreciation expense, and $2,070,000, or 30.1%, is amortization expense.

         Consolidated operating income for the six months ended June 30, 2002 was $8,900,000, or 8.7% of consolidated gross revenues compared to $16,406,000 or 16.1% for the six month period ended July 1, 2001. The $7,506,000 decrease is primarily due to the discontinuance of the recognition of depreciation and amortization by the predecessor in the prior year and $124,000 in pre-opening expenses by the Company. Fitzgeralds Tunica accounted for operating income of $7,945,000, or 89.3%, Fitzgeralds Black Hawk accounted for operating income of $2,782,000, or 31.3%, Fitzgeralds Las Vegas accounted for operating loss of $419,000, or (4.7%), and the unallocated corporate loss principally for amortization was $1,408,000 or (15.8%) of consolidated operating income for the six months ended June 30, 2002.

         Consolidated net interest expense for the six months ended June 30, 2002 was approximately $9,047,000 or 8.8% of consolidated gross revenues compared to $9,000 net interest expense during the period ended July 1, 2001. The $9,038,000 increase is attributable to interest expense associated with the 11.653% Senior Secured Notes. The predecessor companies discontinued accruing interest on their debt on December 5, 2000 with the commencement of the Bankruptcy Cases. Fitzgeralds Tunica accounted for interest income of $14,000, Fitzgeralds Black Hawk accounted for net interest income of $5,000, Fitzgeralds Las Vegas accounted for net interest expense of $9,000 and the unallocated corporate net interest expense associated with the 11.653% Senior Secured Notes was approximately $9,057,000 during the six months ended June 30, 2002 compared to net interest expense of $5,000, $4,000 and $0, respectively, for the six month period ended July 1, 2001.

         As a result of the foregoing, the Company realized a consolidated net loss of $174,000 for the six months ended June 30, 2002 compared to net income of $16,418,000 during the six months ended July 1, 2001. The $16,592,000 decrease in net income is principally attributed to an increase in depreciation and amortization expense and interest expense as previously discussed.

         Consolidated Adjusted EBITDA for the six months ended June 30, 2002 was $15,904,000, of which Fitzgeralds Tunica accounted for $11,554,000, Fitzgeralds Black Hawk accounted for $3,516,000, Fitzgeralds Las Vegas accounted for $846,000 and approximately $12,000 was associated with unallocated corporate general and administrative expenses. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash and cash equivalents of approximately $17.4 million. Cash and cash equivalents included $741,000 at Majestic Investor Holdings, LLC, $9.2 million at Fitzgeralds Mississippi, $2.9 million at Fitzgeralds Black Hawk and $4.6 million at Fitzgeralds Las Vegas.

         The Company has met its capital requirements to date through net cash from operations and proceeds of $3.8 million from Fitzgeralds Gaming Corporation related to the purchase price adjustment. For the six months ended June 30, 2002, net cash provided by operating activities totaled approximately $5.2 million. For the six months ended June 30, 2002, cash provided by investing activities totaled approximately $113,000. For the six months ended June 30, 2002, cash used by financing activities totaled approximately $5.7 million. Approximately $4.5 million was repaid on the outstanding line of credit and approximately $1.1 million was expended for professional fees related to the issuance of the Company's 11.653% Senior Secured Notes during the six months ended June 30, 2002. As of August 14, 2002, there are no outstanding borrowings under the credit facility. The Nevada Regulatory Authorities in April, 2002 approved pledging the assets of Barden Nevada pursuant to the terms of the Company's credit facility. Therefore, the credit facility was increased by the lender to $15.0 million from $12.0 million. Also during the six months ended June 30, 2002, cash distributions were made to BDI, Inc. under the Management Agreement totaling $188,242 related to the fourth quarter of 2001 and $877,300 related to the first quarter of 2002.

         In connection with the issuance by the Company of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, the Company entered in a registration rights agreement pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires the Company to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and the Company is required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, the Company made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $111,203 will paid to the holders of the Unregistered Notes with the next scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and will expire at 5:00 p.m., New York City time, on Friday, September 6, 2002, unless the Company, in its sole discretion, extends the exchange offer.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Company's 11.653% Senior Secured Notes and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on historical consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II     OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Certifications

         (b)      Exhibits

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Numbers                            Description
                  -------                            -----------

                    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (c) Form 8-K filed on August 8, 2002 under Item 9 to announce an offer to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAJESTIC INVESTOR HOLDINGS, LLC


By:  /s/ Don H. Barden                                           August 14, 2002
     -------------------------------------------------------
     Don H. Barden, President and Chief Executive Officer


MAJESTIC INVESTOR CAPITAL CORP.


By:  /s/ Don H. Barden                                           August 14, 2002
     -------------------------------------------------------
     Don H. Barden, President and Chief Executive Officer





     /s/ Michael E. Kelly                                        August 14, 2002
     -------------------------------------------------------
     Michael E. Kelly, Executive Vice President and Chief
                       Operating and Financial Officer of
                       the Company and Majestic Investor
                       Capital Corp. (Principal Financial
                       and Accounting Officer)

                                 Exhibit Index

Exhibit
Numbers                               Description
-------                               -----------
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002