Form 10-Q
period 2003-03-31
MAJESTIC INVESTOR CAPITAL CORP; MAJESTIC INVESTOR HOLDINGS LLC
filed 2003-05-15
CIK 1164765, 1164766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   (Mark One)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-81584

DELAWARE                 MAJESTIC INVESTOR HOLDINGS, LLC          36-4468392

DELAWARE                 MAJESTIC INVESTOR CAPITAL CORP.          36-4471622

(State or other           (Exact name of registrant as        (I.R.S. Employer
jurisdiction of             specified in its charter.        Identification No.)
incorporation or
organization)

                           ONE BUFFINGTON HARBOR DRIVE
                                  GARY, INDIANA
                                   46406-3000
                                 (219) 977-7823

     (Address of principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes        No  X
   -----     -----

Shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      INDEX



PART I            FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                            --------
        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
                  and December 31, 2002                                                         1

                  Consolidated Statement of Operations for the three months
                  ended March 31, 2003 and 2002 (Unaudited)                                     2

                  Consolidated Statement of Cash Flows for the three months
                  ended March 31, 2003 and 2002 (Unaudited)                                     3

                  Notes to Financial Statements                                                 4

        Supplemental Consolidating Schedules:

                  Consolidating Balance Sheet as of March 31, 2003 (Unaudited)                  17

                  Consolidating Balance Sheet as of December 31, 2002 (Unaudited)               18

                  Consolidating Statements of Operations for the three months ended
                  March 31, 2003 (Unaudited)                                                    19

                  Consolidating Statements of Operations for the three months ended
                  March 31, 2002 (Unaudited)                                                    20

                  Consolidating Statements of Cash Flows for the three months ended
                  March 31, 2003 (Unaudited)                                                    21

                  Consolidating Statements of Cash Flows for the three months ended
                  March 31, 2002 (Unaudited)                                                    22

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           23

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    32

        Item 4.   Controls and Procedures                                                       32

PART II       OTHER INFORMATION

        Item 1.   Legal Proceedings                                                             32

        Item 6.   Exhibits and Reports on Form 8-K                                              33

        SIGNATURES                                                                              34

        CERTIFICATIONS                                                                          35


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2003           2002
                                                                ------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                   $ 21,076,219   $ 15,983,824
    Restricted cash                                                  500,000        250,000
    Accounts receivable, less allowance for doubtful accounts
        of $204,019 and $239,066, respectively                     1,081,130      1,241,183
    Inventories                                                      928,837        929,126
    Prepaid expenses                                               1,617,003      1,644,735
    Note receivable from related party                                     -        700,000
    Other                                                             53,883         39,133
                                                                ------------   ------------
                Total current assets                              25,257,072     20,788,001
                                                                ------------   ------------

Property, equipment and improvements, net                        115,771,657    117,297,506
Intangible assets, net                                            17,292,996     17,691,746
Goodwill                                                           5,922,398      5,922,398

Other Assets:
    Deferred financing costs, net of accumulated amortization
        of $1,755,716 and $1,407,041, respectively                 6,368,564      6,714,902
    Restricted cash                                                1,000,000      1,000,000
    Other assets, prepaid leases and deposits                      1,648,855      1,624,359
                                                                ------------   ------------
                Total other assets                                 9,017,419      9,339,261
                                                                ------------   ------------

                Total Assets                                    $173,261,542   $171,038,912
                                                                ============   ============

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
    Current maturities of long-term debt                        $     79,406   $    134,084
    Accounts payable                                               1,795,522      2,136,369
    Other accrued liabilities:
        Payroll and related                                        4,604,160      5,949,275
        Interest                                                   5,895,144      1,473,785
        Progressive jackpots                                       2,331,862      2,476,543
        Slot club liability                                          831,389        738,559
        Other accrued liabilities                                  3,613,668      4,401,378
                                                                ------------   ------------
                Total current liabilities                         19,151,151     17,309,993
                                                                ------------   ------------

Long-term debt, net of current maturities                        145,943,045    145,646,514
                                                                ------------   ------------

                Total Liabilities                                165,094,196    162,956,507

Commitments and contingencies

Member's Equity:                                                   8,167,346      8,082,405
                                                                ------------   ------------
                Total Liabilities and Member's Equity           $173,261,542   $171,038,912
                                                                ============   ============



       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                MARCH 31, 2003                 MARCH 31, 2002
                                         --------------------------      --------------------------
REVENUES:
     Casino                                     $ 39,435,707                    $ 42,354,751
     Rooms                                         3,798,785                       4,088,511
     Food and beverage                             4,860,940                       5,096,101
     Other                                           800,838                         888,490
                                                ------------                    ------------

          Gross revenues                          48,896,270                      52,427,853

          Less promotional allowances             (5,617,111)                     (6,123,455)
                                                ------------                    ------------

          Net revenues                            43,279,159                      46,304,398
                                                ------------                    ------------

COSTS AND EXPENSES:
     Casino                                       15,558,718                      18,026,159
     Rooms                                         1,545,896                       1,768,500
     Food and beverage                             2,498,200                       2,770,118
     Other                                           409,608                         378,654
     Gaming taxes                                  4,575,313                       5,019,754
     Advertising and promotion                     3,251,419                       3,296,536
     General and administrative                    6,437,693                       6,161,194
     Depreciation and amortization                 3,653,460                       3,387,015
     Pre-opening expenses                                  -                           7,287
                                                ------------                    ------------

          Total costs and expenses                37,930,307                      40,815,217
                                                ------------                    ------------

          Operating income                         5,348,852                       5,489,181
                                                ------------                    ------------

OTHER INCOME (EXPENSE):
     Interest income                                  22,943                          31,608
     Interest expense                             (4,428,090)                     (4,515,387)
     Gain on sale of assets                           15,000                           6,542
     Other non-operating expense                      (9,479)                        (17,492)
                                                ------------                    ------------
          Total other expense                     (4,399,626)                     (4,494,729)
                                                ------------                    ------------

          Net income                            $    949,226                    $    994,452
                                                ============                    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE             FOR THE
                                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                      MARCH 31,            MARCH 31,
                                                                        2003                 2002
                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    949,226         $    994,452
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation                                                     2,588,972            2,362,841
      Amortization                                                     1,064,488            1,024,174
      Gain on sale of assets                                             (15,000)              (6,542)
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         160,052              (78,072)
      Decrease in inventories                                                288               71,082
      Decrease (increase) in prepaid expenses                             27,732             (369,346)
      Increase  in other assets                                          (39,234)            (604,976)
      Decrease in accounts payable                                      (340,847)            (396,241)
      Decrease in amounts due to related parties, net                   (184,621)             (32,060)
      Decrease in accrued payroll and related expenses                (1,345,116)            (688,788)
      Increase in accrued interest                                     4,421,359            4,437,005
      (Decrease) increase  in other accrued liabilities                 (654,941)             252,061
                                                                    ------------         ------------
          Net cash provided by operating activities                    6,632,358            6,965,590

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in restricted cash                                       (250,000)                   -
      Acquisition of property, equipment and improvements             (1,063,123)          (1,171,782)
      Payment of acquisition related costs                                     -             (796,649)
      Proceeds from sale of equipment                                     15,000                6,542
                                                                    ------------         ------------
          Net cash used in investing activities                       (1,298,123)          (1,961,889)
                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash advances from related parties                                       -              164,570
      Line of credit, net                                                      -           (4,800,000)
      Payment of 11.653% Senior Secured Notes issuance costs              (2,337)            (505,136)
      Cash paid to reduce long-term debt                                 (75,209)             (55,182)
      Repayment of loan to Barden Development, Inc.                      700,000                    -
      Distribution to Barden Development, Inc.                          (864,294)            (188,242)
                                                                    ------------         ------------
          Net cash  used in financing activities                        (241,840)          (5,383,990)
                                                                    ------------         ------------
Net increase (decrease) in cash and cash equivalents                   5,092,395             (380,289)
Cash and cash equivalents, beginning of period                        15,983,824           17,704,815
                                                                    ------------         ------------
Cash and cash equivalents, end of period                            $ 21,076,219         $ 17,324,526
                                                                    ============         ============

INTEREST PAID:
      Equipment Debt                                                $      4,981         $      8,361
      Lines of credit                                               $          -         $     70,020



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

         The Company is a wholly-owned subsidiary of Majestic Investor, LLC and an indirect wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. The Company is indirectly wholly-owned and controlled by Don H. Barden, the Company's Member, Chairman, President and Chief Executive Officer.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company," refer to Majestic Investor Holdings, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and the guarantor subsidiaries: Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. Majestic Investor Capital, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, Majestic Investor Capital does not have any material assets, obligations or operations. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been made. The results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated financial statements and footnotes for the prior year reflect certain reclassifications to conform to the current year presentation, which has no effect on previously reported net income.

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.   NEW ACCOUNTING PRINCIPLES

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company did not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for "Variable Interest Entities ("VIE")" in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

Gaming Regulations

         The ownership and operation of our casino gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         The Company's directors, officers, managers and key employees are required to hold individual licenses. These requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

Legal Proceedings

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

Restricted Cash

         At March 31, 2003 and December 31, 2002, restricted cash of $1.0 million represents U. S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also at December 31, 2002, restricted cash of $250,000 at Majestic Investor Holdings represents a letter of credit for self-insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk. At March 31, 2003, this amount was increased to $500,000 when Fitzgeralds Las Vegas was added to the self-insured workers compensation program.

NOTE 4. INTANGIBLE ASSETS

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

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. INTANGIBLE ASSETS (CONTINUED)

         The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2003, are as follows:


                                  Gross Carrying       Accumulated           Net Amount
                                      Amount           Amortization        March 31, 2003
                                  --------------      --------------       --------------
                                  (in thousands)      (in thousands)       (in thousands)
Amortized intangible assets:

Customer relationships                $ 9,800             $(1,619)             $ 8,181
Tradename                               3,700                (488)               3,212
Riverboat excursion license               700                   -                  700
                                      -------             -------              -------

Total                                 $14,200             $(2,107)             $12,093
                                      =======             =======              =======

Unamortized intangible assets:

Gaming license                        $ 5,200             $     -              $ 5,200
                                      -------             -------              -------

Total                                 $ 5,200             $     -              $ 5,200
                                      =======             =======              =======

         The amortization expense recorded on the intangible assets for the three months ended March 31, 2003 was $0.4 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):


              For the year ended December 31,
              -------------------------------
                2003                            $   1,618
                2004                                1,642
                2005                                1,642
                2006                                1,642
                2007                                1,642

NOTE 5.  GOODWILL

         There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003. The carrying amount of goodwill for the three months ended March 31, 2003 was approximately $5,922,000. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually.

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6.  SEGMENT INFORMATION

         The Company owns and operates three properties as follows: a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

         The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests, emphasizing their Fitzgeralds brand and their "Fitzgerald Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel rooms (except in Black Hawk, Colorado) and food and beverage.

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees and are reflected in "General and Administrative" expense.

         A summary of the Properties' operations by business segment for the three months ended March 31, 2003 and March 31, 2002 is presented below:

                        MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SEGMENT INFORMATION (CONTINUED)

                                                    As of and for the Three Months Ended

                                                     March 31, 2003      March 31, 2002
                                                     --------------      --------------
                                                     (In thousands)      (In thousands)
Net revenues:
         Fitzgeralds Tunica                             $  22,965           $  24,347
         Fitzgeralds Black Hawk                             7,916               8,962
         Fitzgeralds Las Vegas                             12,398              12,995
                                                        ---------           ---------
                    Total                               $  43,279           $  46,304
                                                        ---------           ---------

Income (loss) from operations:
         Fitzgeralds Tunica                             $   4,548           $   4,628
         Fitzgeralds Black Hawk                             1,231               1,259
         Fitzgeralds Las Vegas                                236                 240
         Unallocated and other (1)                           (666)               (638)
                                                        ---------           ---------
                    Total                               $   5,349           $   5,489
                                                        ---------           ---------

Segment depreciation and amortization
         Fitzgeralds Tunica                             $   1,905           $   1,780
         Fitzgeralds Black Hawk                               412                 364
         Fitzgeralds Las Vegas                                671                 617
         Unallocated and other (1)                            666                 626
                                                        ---------           ---------
                    Total                               $   3,654           $   3,387
                                                        ---------           ---------

Expenditures for additions to long-lived assets:
         Fitzgeralds Tunica                             $     267           $     513
         Fitzgeralds Black Hawk                               249                 104
         Fitzgeralds Las Vegas                                547                 555
                                                        ---------           ---------
                    Total                               $   1,063           $   1,172
                                                        ---------           ---------

Segment assets:
         Fitzgeralds Tunica                             $  86,987           $  89,921
         Fitzgeralds Black Hawk                            29,953              30,234
         Fitzgeralds Las Vegas                             38,367              45,597
         Unallocated and other (1)                        134,035             172,607
                                                        ---------           ---------
                    Total                               $ 289,342           $ 338,359
         Less:  Intercompany                             (116,080)           (155,508)
                                                        ---------           ---------
                    Total                               $ 173,262           $ 182,851
                                                        ---------           ---------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

                         MAJESTIC INVESTOR HOLDINGS, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7.  RELATED PARTY TRANSACTIONS

         On September 19, 2001, the Company entered into an LLC Manager Agreement with Barden Development, Inc. ("BDI"), which was amended and restated on December 5, 2001, effective December 6, 2001, pursuant to which BDI will act as the Manager of the Company. Distribution of profits to BDI are limited by the Indenture for the Investor Holdings Senior Secured Notes for any fiscal quarter, shall not exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such distributions shall be subordinated to the payment in full of principal, interest and liquidated damages, as defined, if any, then due on the Investor Holdings Senior Secured Notes. During the three months ended March 31, 2003, a distribution of $864,000, related to the fourth quarter of 2002, was paid to BDI in accordance with the LLC Manager Agreement between the Company and BDI dated December 5, 2001.

         In December 2001, the Company issued a $700,000 note to BDI. The note bore interest at a rate of 7% per annum. The principal and accrued but unpaid interest were due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

NOTE 8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The Company's $151.8 million of 11.653% Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of the Company. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

         The following condensed consolidating information presents condensed financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and March 31, 2002, of the Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary information has been presented below.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2003
(UNAUDITED)


                                                            Majestic
                                                            Investor        Guarantor          Eliminating            Total
                                                          Holdings, LLC    Subsidiaries          Entries          Consolidated
                                                          -------------   -------------       -------------       -------------
ASSETS
Current Assets:
      Cash and cash equivalents                           $   5,783,064   $  15,293,155       $           -       $  21,076,219
      Restricted cash                                           500,000               -                   -             500,000
      Accounts receivable (net)                                       -       1,081,130                   -           1,081,130
      Inventories                                                     -         928,837                   -             928,837
      Prepaid expenses and other current assets                 279,162       1,567,771            (176,047)(a)       1,670,886
                                                          -------------   -------------       -------------       -------------
                  Total current assets                        6,562,226      18,870,893            (176,047)         25,257,072
                                                          -------------   -------------       -------------       -------------

Property and equipment, net                                           -     115,771,657                   -         115,771,657
Intangible assets, net                                        5,200,000      12,092,996                   -          17,292,996
Due from related parties                                    115,904,126               -        (115,904,126)(b)               -
Other assets                                                  6,368,564       8,571,253                              14,939,817
Investment in subsidiaries                                   25,986,523               -         (25,986,523)(b)               -
                                                          -------------   -------------       -------------       -------------

                  Total Assets                            $ 160,021,439   $ 155,306,799       $(142,066,696)      $ 173,261,542
                                                          =============   =============       =============       =============


LIABILITIES AND MEMBER'S  EQUITY
Current Liabilities:

      Current maturities of long-term debt               $            -   $      79,406      $            -       $      79,406
      Accounts payable, accrued and other                     6,005,583      13,242,209            (176,047)(a)      19,071,745
                                                          -------------   -------------       -------------       -------------
                  Total current liabilities                   6,005,583      13,321,615            (176,047)         19,151,151
                                                          -------------   -------------       -------------       -------------

Due to related parties                                                      115,904,126        (115,904,126)(b)               -
Long-term debt, net of current maturities                   145,848,510          94,535                             145,943,045
                                                          -------------   -------------       -------------       -------------

                  Total Liabilities                         151,854,093     129,320,276        (116,080,173)        165,094,196

Member's Equity                                               8,167,346      25,986,523         (25,986,523)(b)       8,167,346
                                                          -------------   -------------       -------------       -------------

                  Total Liabilities and Member's Equity   $ 160,021,439   $ 155,306,799       $(142,066,696)      $ 173,261,542
                                                          =============   =============       =============       =============

(a)   To eliminate intercompany receivables and payables.
(b)   To eliminate intercompany accounts and investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
(UNAUDITED)

                                                            Majestic
                                                            Investor       Guarantor       Eliminating               Total
                                                          Holdings, LLC   Subsidiaries       Entries             Consolidated
                                                          -------------   -------------   -------------          -------------
ASSETS
Current Assets:
      Cash and cash equivalents                           $   1,007,660   $  14,976,164   $           -          $  15,983,824
      Restricted cash                                           250,000               -               -                250,000
      Accounts receivable (net)                                  52,695       1,188,488               -              1,241,183
      Inventories                                                     -         929,126               -                929,126
      Prepaid expenses and other current assets               5,573,991       1,575,678      (4,765,801)(a)          2,383,868
                                                          -------------   -------------   -------------          -------------
                  Total current assets                        6,884,346      18,669,456      (4,765,801)            20,788,001
                                                          -------------   -------------   -------------          -------------

Property and equipment, net                                           -     117,297,506               -            117,297,506
Intangible assets, net                                        5,200,000      12,491,746               -             17,691,746
Due from related parties                                    116,816,043               -    (116,816,043)(b)                  -
Other assets                                                  6,714,902       8,546,757               -             15,261,659
Investment in subsidiaries                                   19,959,009               -     (19,959,009)(b)                  -
                                                          -------------   -------------   -------------          -------------

                  Total Assets                            $ 155,574,300   $ 157,005,465   $(141,540,853)         $ 171,038,912
                                                          =============   =============   =============          =============


LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:

      Current maturities of long-term debt                $           -   $     134,084   $           -          $     134,084
      Accounts payable, accrued and other                     1,960,447      15,215,462               -             17,175,909
                                                          -------------   -------------   -------------          -------------
                  Total current liabilities                   1,960,447      15,349,546               -             17,309,993
                                                          -------------   -------------   -------------          -------------

Due to related parties                                                -     121,581,844    (121,581,844)(a)(b)               -
Long-term debt, net of current maturities                   145,531,448         115,066               -            145,646,514
                                                          -------------   -------------   -------------          -------------

                  Total Liabilities                         147,491,895     137,046,456    (121,581,844)           162,956,507

Member's Equity                                               8,082,405      19,959,009     (19,959,009)(b)          8,082,405
                                                          -------------   -------------   -------------          -------------

                  Total Liabilities and Member's Equity   $ 155,574,300   $ 157,005,465   $(141,540,853)         $ 171,038,912
                                                          =============   =============   =============          =============

(a)   To eliminate intercompany receivables and payables.
(b)   To eliminate intercompany accounts and investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)


                                                  MAJESTIC INVESTOR   GUARANTOR   ELIMINATING
                                                   HOLDINGS, LLC    SUBSIDIARIES    ENTRIES         CONSOLIDATED
                                                  --------------   -------------  ------------    ---------------

REVENUES:
     Casino                                       $           -    $ 39,435,707   $         -     $   39,435,707
     Rooms                                                    -       3,798,785             -          3,798,785
     Food and beverage                                        -       4,860,940             -          4,860,940
     Other                                                    -         800,838             -            800,838
                                                  --------------   -------------  ------------    ---------------
          Gross revenues                                      -      48,896,270             -         48,896,270

          Less promotional allowances                         -      (5,617,111)            -         (5,617,111)
                                                  --------------   -------------  ------------    ---------------

          Net revenues                                        -      43,279,159             -         43,279,159

COSTS AND EXPENSES:
     Casino                                                   -      15,558,718             -         15,558,718
     Rooms                                                    -       1,545,896             -          1,545,896
     Food and beverage                                        -       2,498,200             -          2,498,200
     Other                                                    -         409,608             -            409,608
     Gaming taxes                                             -       4,575,313             -          4,575,313
     Advertising and promotion                                -       3,251,419             -          3,251,419
     General and administrative                               -       6,437,693             -          6,437,693
     Depreciation and amortization                      665,738       2,987,722             -          3,653,460
                                                  --------------   -------------  ------------    ---------------
          Total costs and expenses                      665,738      37,264,569             -         37,930,307
                                                  --------------   -------------  ------------    ---------------

          Operating income (loss)                      (665,738)      6,014,590             -          5,348,852
                                                  --------------   -------------  ------------    ---------------

OTHER INCOME (EXPENSE):
     Interest income                                     18,298           4,645             -             22,943
     Interest expense                                (4,421,360)         (6,730)            -         (4,428,090)
     Gain on sale of assets                                   -          15,000             -             15,000
     Other non-operating expense                         (9,479)              -             -             (9,479)
     Equity in net income of subsidiaries             6,027,505               -    (6,027,505)(a)              -
                                                  --------------   -------------  ------------    ---------------
          Total other income (expense)                1,614,964          12,915    (6,027,505)        (4,399,626)
                                                  --------------   -------------  ------------    ---------------

          Net income                              $     949,226    $  6,027,505   $(6,027,505)    $      949,226
                                                  ==============   =============  ============    ===============


(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
UNAUDITED)

                                                   MAJESTIC INVESTOR     GUARANTOR      ELIMINATING
                                                     HOLDINGS, LLC      SUBSIDIARIES      ENTRIES         CONSOLIDATED
                                                     -------------      ------------      -------         ------------
REVENUES:
     Casino                                          $            -   $  42,354,751   $            -     $  42,354,751
     Rooms                                                        -       4,088,511                -         4,088,511
     Food and beverage                                            -       5,096,101                -         5,096,101
     Other                                                        -         888,490                -           888,490
                                                     ---------------  --------------  ---------------    --------------

          Gross revenues                                          -      52,427,853                -        52,427,853

          Less promotional allowances                             -      (6,123,455)               -        (6,123,455)
                                                     ---------------  --------------  ---------------    --------------

          Net revenues                                            -      46,304,398                -        46,304,398
                                                     ---------------  --------------  ---------------    --------------

COSTS AND EXPENSES:
     Casino                                                       -      18,026,159                -        18,026,159
     Rooms                                                        -       1,768,500                -         1,768,500
     Food and beverage                                            -       2,770,118                -         2,770,118
     Other                                                        -         378,654                -           378,654
     Gaming taxes                                                 -       5,019,754                -         5,019,754
     Advertising and promotion                                    -       3,296,536                -         3,296,536
     General and administrative                               4,205       6,156,989                -         6,161,194
     Depreciation and amortization                          626,347       2,760,668                -         3,387,015
     Pre-opening expenses                                     7,287               -                -             7,287
                                                     ---------------  --------------  ---------------    --------------

          Total costs and expenses                          637,839      40,177,378                -        40,815,217
                                                     ---------------  --------------  ---------------    --------------

          Operating income (loss)                          (637,839)      6,127,020                -         5,489,181
                                                     ---------------  --------------  ---------------    --------------

OTHER INCOME (EXPENSE):
     Interest income                                         16,512          15,096                -            31,608
     Interest expense                                    (4,507,026)         (8,361)               -        (4,515,387)
     Gain on sale of assets                                       -           6,542                -             6,542
     Other non-operating expense                            (17,492)              -                -           (17,492)
     Equity in net income of subsidiaries                 6,140,297               -       (6,140,297)(a)             -
                                                     ---------------  --------------  ---------------    --------------
          Total other income (expense)                    1,632,291          13,277       (6,140,297)       (4,494,729)
                                                     ---------------  --------------  ---------------    --------------

          Net income                                 $      994,452   $   6,140,297   $   (6,140,297)    $     994,452
                                                     ===============  ==============  ===============    ==============

(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)


                                                                 MAJESTIC INVESTOR   GUARANTOR     ELIMINATING     CONSOLIDATED
                                                                   HOLDINGS, LLC    SUBSIDIARIES     ENTRIES           TOTAL
                                                                   -------------    ------------     -------           -----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $       (7,965)  $    6,640,323  $          -   $     6,632,358
                                                                 ---------------  --------------  -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, equipment and vessel improvements              -      (1,063,123)             -        (1,063,123)
      Increase in restricted cash                                      (250,000)              -              -          (250,000)
      Proceeds from sale of equipment                                         -          15,000              -            15,000
                                                                 ---------------  --------------  -------------  ----------------
          Net cash used in investing activities                        (250,000)     (1,048,123)             -        (1,298,123)
                                                                 ---------------  --------------  -------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of 11.653% Senior Secured Notes issuance costs             (2,337)              -              -            (2,337)
      Cash paid to reduce long-term debt                                      -         (75,209)             -           (75,209)
      Repayment of loan to Barden Development, Inc.                     700,000               -                          700,000
      Cash advances (to) from affiliates                              5,200,000      (5,200,000)             -                 -
      Distribution to Barden Development, Inc.                         (864,294)              -              -          (864,294)
                                                                 ---------------  --------------  -------------  ----------------

          Net cash provided by (used in) financing activities         5,033,369      (5,275,209)             -          (241,840)
                                                                 ---------------  --------------  -------------  ----------------

Net increase in cash and cash equivalents                             4,775,404         316,991              -         5,092,395
Cash and cash equivalents, beginning of period                        1,007,660      14,976,164              -        15,983,824
                                                                 ---------------  --------------  -------------  ----------------
Cash and cash equivalents, end of period                         $    5,783,064   $  15,293,155    $         -   $    21,076,219
                                                                 ===============  ==============  =============  ================

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

                                                                 MAJESTIC INVESTOR   GUARANTOR      ELIMINATING        CONSOLIDATED
                                                                   HOLDINGS, LLC    SUBSIDIARIES      ENTRIES              TOTAL
                                                                   -------------    ------------      -------              -----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $     (288,761)  $   7,253,171   $       1,180 (a) $     6,965,590
                                                                 ---------------  --------------  -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment of acquisition related costs                             (796,649)              -              -             (796,649)
      Proceeds from sale of equipment                                         -           6,542              -                6,542
      Acquisition of property, equipment and vessel improvements              -      (1,171,782)             -           (1,171,782)
                                                                 ---------------  --------------  -------------     ----------------
          Net cash used in investing activities                        (796,649)     (1,165,240)             -           (1,961,889)
                                                                 ---------------  --------------  -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of 11.653% Senior Secured Notes issuance costs           (505,136)              -              -             (505,136)
      Cash advances (to) from affiliates                              7,351,278      (7,185,528)        (1,180)(a)          164,570
      Line of credit, net                                            (4,800,000)              -              -           (4,800,000)
      Distribution to Barden Development, Inc.                         (188,242)              -              -             (188,242)
      Cash paid to reduce long-term debt                                      -         (55,182)             -              (55,182)
                                                                 ---------------  --------------  -------------     ----------------

          Net cash provided by (used in) financing activities         1,857,900      (7,240,710)        (1,180)          (5,383,990)
                                                                 ---------------  --------------  -------------     ----------------

Net increase (decrease) in cash and cash equivalents                    772,490      (1,152,779)             -             (380,289)
Cash and cash equivalents, beginning of period                          498,363      17,206,452              -           17,704,815
                                                                 ---------------  --------------  -------------     ----------------
Cash and cash equivalents, end of period                         $    1,270,853   $  16,053,673   $          -       $    17,324,526
                                                                 ===============  ==============  =============     ================



(a)   To eliminate intercompany receivables and payables.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2003
                                   (UNAUDITED)

                                                             Barden        Barden       Barden
                                                           Mississippi    Colorado      Nevada
                                               Parent      Gaming, LLC   Gaming, LLC  Gaming, LLC    Elimination      Consolidated
                                             ------------  -----------  ------------- ------------ -------------      -------------
ASSETS
Current Assets:
    Cash and cash equivalents               $  5,783,064  $ 8,279,526   $  2,268,826    $4,744,803    $        -       $  21,076,219
    Restricted cash                              500,000            -              -             -             -             500,000
    Accounts receivable (net)                          -      451,720         54,399       575,011             -           1,081,130
    Inventories                                        -      423,896        219,194       285,747             -             928,837
    Prepaid expenses and other                   103,519      426,092        226,154       915,121             -           1,670,886
    Receivable from related party                175,643            -            254           150      (176,047) (a)              -
                                             ------------  -----------  -------------  ------------ -------------      -------------
            Total current assets               6,562,226    9,581,234      2,768,827     6,520,832      (176,047)         25,257,072
                                             ------------  -----------  -------------  ------------ -------------      -------------

Property and equipment, net                            -   66,227,021     21,605,832    27,938,804             -         115,771,657
Intangible assets, net                         5,200,000    6,730,091      3,512,905     1,850,000             -          17,292,996
Goodwill                                               -    3,997,904      1,924,494             -             -           5,922,398
                                                                                                                                   -
Other Assets:                                                                                                                      -
    Deferred financing costs, net              6,368,564            -              -             -             -           6,368,564
    Restricted cash                                    -            -              -     1,000,000             -           1,000,000
    Due from related parties                 115,904,126            -              -             -  (115,904,126) (a)              -
    Other assets and deposits                          -      450,618        141,363     1,056,874             -           1,648,855
    Investment in subsidiaries                25,986,523            -              -             -   (25,986,523) (b)              -
                                             ------------  -----------  -------------  ------------ -------------      -------------
            Total other assets               148,259,213      450,618        141,363     2,056,874  (141,890,649)          9,017,419
                                             ------------  -----------  -------------  ------------ -------------      -------------

            Total Assets                    $160,021,439  $86,986,868   $ 29,953,421   $38,366,510  $(142,066,696)     $ 173,261,542
                                             ============  ===========  =============  ============ =============      =============

LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
    Current maturities of long-term debt    $          -  $         -   $          -   $    79,406  $          -       $      79,406
    Accounts payable                                   -      647,141        443,409       704,972             -           1,795,522
    Other accrued liabilities:
            Payroll and related                        -    2,052,290        806,891     1,744,979             -           4,604,160
            Interest                           5,895,144            -              -             -             -           5,895,144
            Progressive jackpots                       -      803,266      1,266,752       261,844             -           2,331,862
            Slot club liabilities                      -      247,310        344,513       239,566             -             831,389
            Other accrued liabilities            110,439    1,999,361        640,950     1,038,965      (176,047) (a)      3,613,668
                                             ------------  -----------  -------------  ------------ -------------      -------------
            Total current liabilities          6,005,583    5,749,368      3,502,515     4,069,732      (176,047)         19,151,151
                                             ------------  -----------  -------------  ------------ -------------      -------------

Due to related parties                                 -   61,700,000     17,842,454    36,361,672  (115,904,126) (a)              -
Long-term debt, net of current maturities    145,848,510            -              -        94,535             -         145,943,045
                                             ------------  -----------  -------------  ------------ -------------      -------------

            Total Liabilities                151,854,093   67,449,368     21,344,969    40,525,939  (116,080,173)        165,094,196

Member's  Equity                               8,167,346   19,537,500      8,608,452    (2,159,429)  (25,986,523) (b)      8,167,346
                                             ------------  -----------  -------------  ------------ -------------      -------------

    Total Liabilities and Member's  Equity  $160,021,439  $86,986,868   $ 29,953,421    38,366,510  (142,066,696)      $ 173,261,542
                                             ============  ===========  =============  ============ =============      =============


(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                 Barden        Barden       Barden
                                                               Mississippi    Colorado      Nevada
                                                  Parent       Gaming, LLC   Gaming, LLC  Gaming, LLC  Elimination     Consolidated
                                                ------------  -------------  ------------ -----------  -----------     ------------
ASSETS
Current Assets:
    Cash and cash equivalents                  $  1,007,660   $  7,852,914   $ 2,727,644  $ 4,395,606 $           -     $ 15,983,824
    Restricted cash                                 250,000              -             -            -             -          250,000
    Accounts receivable (net)                        52,695        547,541        48,168      592,779             -        1,241,183
    Inventories                                           -        426,658       183,439      319,029             -          929,126
    Prepaid expenses and other                      125,620        420,317       161,487      976,444             -        1,683,868
    Receivable form related party                 4,748,371         15,670             -        1,760    (4,765,801)(a)            -
    Note receivable from related party              700,000              -             -            -             -          700,000
                                                ------------  -------------  ------------ ------------ ------------     ------------
            Total current assets                  6,884,346      9,263,100     3,120,738    6,285,618    (4,765,801)      20,788,001
                                                ------------  -------------  ------------ ------------ ------------     ------------

Property and equipment, net                               -     67,655,754    21,646,773   27,994,979             -      117,297,506
Intangible assets, net                            5,200,000      6,939,404     3,634,842    1,917,500             -       17,691,746
Goodwill                                                  -      3,997,904     1,924,494            -             -        5,922,398

Other Assets:
    Deferred financing costs, net                 6,714,902              -             -            -             -        6,714,902
    Restricted cash                                       -              -             -    1,000,000             -        1,000,000
    Due from related parties                    116,816,043              -             -            -  (116,816,043)(a)            -
    Other assets, prepaid lease and deposits              -        450,616       141,363    1,032,380             -        1,624,359
    Investment in subsidiaries                   19,959,009              -             -            -   (19,959,009)(b)            -
                                                ------------  -------------  ------------ ------------ ------------     ------------
            Total other assets                  143,489,954        450,616       141,363    2,032,380  (136,775,052)       9,339,261
                                                ------------  -------------  ------------ ------------ ------------     ------------

            Total Assets                       $155,574,300   $ 88,306,778   $30,468,210  $38,230,477 $(141,540,853)    $171,038,912
                                                ============  =============  ============ ============ =============    ============

LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
    Current maturities of long-term debt       $          -   $          -   $         -  $   134,084 $           -     $    134,084
    Accounts payable                                      -        574,366       457,238    1,104,765             -        2,136,369
    Other accrued liabilities:
            Payroll and related                           -      2,929,467       984,890    2,034,918             -        5,949,275
            Accrued interest                      1,473,785              -             -            -             -        1,473,785
            Progressive jackpots                          -        760,975     1,475,807      239,761             -        2,476,543
            Slot club liabilities                         -        268,737       343,048      126,774             -          738,559
            Other accrued liabilities               486,662      2,258,123       965,151      691,442             -        4,401,378
                                                ------------  -------------  ------------ ------------ ------------     ------------
            Total current liabilities             1,960,447      6,791,668     4,226,134    4,331,744             -       17,309,993
                                                ------------  -------------  ------------  ----------- ------------     ------------

Due to related parties                                    -     66,543,493    18,864,947   36,173,404  (121,581,844)(a)            -
Long-term debt, net of current maturities       145,531,448              -             -      115,066             -      145,646,514
                                                ------------  -------------  ------------ ------------ ------------     ------------

            Total Liabilities                   147,491,895     73,335,161    23,091,081   40,620,214  (121,581,844)     162,956,507

Member's  Equity:                                 8,082,405     14,971,617     7,377,129   (2,389,737)  (19,959,009)(b)    8,082,405
                                                ------------  -------------  ------------ ------------ -------------    ------------

    Total Liabilities and Member's  Equity     $155,574,300   $ 88,306,778   $30,468,210  $38,230,477 $(141,540,853)    $171,038,912
                                                ============  =============  ============ ============ ============     ============

(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)


                                                          BARDEN       BARDEN        BARDEN
                                                        MISSISSIPPI   COLORADO       NEVADA
                                           PARENT       GAMING, LLC  GAMING, LLC   GAMING, LLC   ELIMINATION    CONSOLIDATED
                                         ------------   -----------  ------------  ------------  -----------    -------------

REVENUES:
    Casino                               $         -   $21,810,069   $ 8,113,961   $ 9,511,677   $        -     $ 39,435,707
    Rooms                                          -     1,925,669             -     1,873,116            -        3,798,785
    Food and beverage                              -     2,344,891       483,385     2,032,664            -        4,860,940
    Other                                          -       302,121        62,246       436,471            -          800,838
                                         ------------   ------------ ------------  ------------  -----------    -------------

        Gross revenues                             -    26,382,750     8,659,592    13,853,928            -       48,896,270

        Less promotional allowances                -    (3,417,392)     (744,095)   (1,455,624)           -       (5,617,111)
                                         ------------   ------------ ------------  ------------  -----------    -------------

        Net revenues                               -    22,965,358     7,915,497    12,398,304            -       43,279,159
                                         ------------   ------------  -----------  ------------  -----------    -------------

COSTS AND EXPENSES:
    Casino                                         -     8,904,877     2,569,572     4,084,269            -       15,558,718
    Rooms                                          -       602,837             -       943,059            -        1,545,896
    Food and beverage                              -       634,685       282,056     1,581,459            -        2,498,200
    Other                                          -        81,218       170,953       157,437            -          409,608
    Gaming taxes                                   -     2,561,820     1,273,028       740,465            -        4,575,313
    Advertising and promotion                      -     1,271,478       715,475     1,264,466            -        3,251,419
    General and administrative                     -     2,455,879     1,261,388     2,720,426            -        6,437,693
    Depreciation and amortization            665,738     1,904,968       411,702       671,052            -        3,653,460
                                         ------------   ------------  -----------  ------------  -----------    -------------

        Total costs and expenses             665,738    18,417,762     6,684,174    12,162,633            -       37,930,307
                                         ------------   ------------ ------------  ------------  -----------    -------------

        Operating income (loss)             (665,738)    4,547,596     1,231,323       235,671            -        5,348,852
                                         ------------   ------------ ------------  ------------  -----------    -------------

OTHER INCOME (EXPENSE):
    Interest income                           18,298         3,287             -         1,358            -           22,943
    Interest expense                      (4,421,360)            -             -        (6,730)           -       (4,428,090)
    Gain on sale of assets                         -        15,000             -             -            -           15,000
    Other non-operating expense               (9,479)            -             -             -            -           (9,479)
    Equity in net income of subsidiaries   6,027,505             -             -             -   (6,027,505)(a)            -
                                         ------------   ------------ ------------  ------------  -----------    -------------
        Total other income (expense)       1,614,964        18,287             -        (5,372)  (6,027,505)      (4,399,626)
                                         ------------   ------------ ------------  ------------  -----------    -------------

        Net income                       $   949,226   $ 4,565,883    $1,231,323   $   230,299  $(6,027,505)    $    949,226
                                         ============  ============  ============  ============  ===========    =============


(a) To eliminate equity in net income of subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)


                                                                     BARDEN       BARDEN       BARDEN
                                                                   MISSISSIPPI   COLORADO      NEVADA
                                                       PARENT      GAMING, LLC  GAMING, LLC  GAMING, LLC  ELIMINATION  CONSOLIDATED
                                                   --------------- -----------  -----------  ------------ -----------  -----------

REVENUES:
       Casino                                      $            -  $23,356,959  $ 9,217,305   $ 9,780,487 $         -   $42,354,751
       Rooms                                                    -    2,085,520            -     2,002,991           -     4,088,511
       Food and beverage                                        -    2,475,101      506,060     2,114,940           -     5,096,101
       Other                                                    -      335,979       58,584       493,927           -       888,490
                                                    --------------  -----------  -----------  ------------ -----------   -----------

              Gross revenues                                    -   28,253,559    9,781,949    14,392,345           -    52,427,853

              Less promotional allowances                       -   (3,906,023)    (820,172)   (1,397,260)          -    (6,123,455)
                                                    --------------  -----------  -----------  ------------ -----------   -----------

              Net revenues                                      -   24,347,536    8,961,777    12,995,085           -    46,304,398
                                                    --------------  -----------  -----------  ------------ -----------   -----------

COSTS AND EXPENSES:
       Casino                                                   -    9,908,991    3,544,498     4,572,670           -    18,026,159
       Rooms                                                    -      721,768            -     1,046,732           -     1,768,500
       Food and beverage                                        -      678,916      271,120     1,820,082           -     2,770,118
       Other                                                    -       85,040      166,416       127,198           -       378,654
       Gaming taxes                                             -    2,779,336    1,483,083       757,335           -     5,019,754
       Advertising and promotion                                -    1,365,791      733,390     1,197,355           -     3,296,536
       General and administrative                           4,205    2,399,475    1,141,057     2,616,457           -     6,161,194
       Depreciation and amortization                      626,347    1,779,913      363,668       617,087           -     3,387,015
       Pre-opening expenses                                 7,287            -            -             -           -         7,287
                                                    --------------  -----------  -----------  ------------ -----------   -----------

              Total costs and expenses                    637,839   19,719,230    7,703,232    12,754,916           -    40,815,217
                                                    -------------  -----------  -----------  ------------  -----------   -----------

              Operating income (loss)                    (637,839)   4,628,306    1,258,545       240,169           -     5,489,181
                                                    --------------  -----------  -----------  ------------ -----------   -----------

OTHER INCOME (EXPENSE):
       Interest income                                     16,512        6,894        3,633         4,569           -        31,608
       Interest expense                                (4,507,026)           -            -        (8,361)          -    (4,515,387)
       Gain on sale of assets                                   -        6,542            -             -           -         6,542
       Other non-operating expense                        (17,492)           -            -             -                   (17,492)
       Equity in net income of subsidiaries             6,140,297            -            -             -  (6,140,297)(a)         -
                                                    --------------  -----------  -----------  ------------ -----------   -----------
              Total other income (expense)              1,632,291       13,436        3,633        (3,792) (6,140,297)   (4,494,729)
                                                    --------------  -----------  -----------  ------------ -----------   -----------

              Net income                           $      994,452  $ 4,641,742  $ 1,262,178    $  236,377 $(6,140,297)  $   994,452
                                                   ===============  ===========  ==========  ============  ===========   ===========


(a) To eliminate equity in net income of subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)


                                                                    BARDEN       BARDEN      BARDEN
                                                                  MISSISSIPPI   COLORADO     NEVADA
                                                       PARENT     GAMING, LLC  GAMING, LLC GAMING, LLC   ELIMINATION   CONSOLIDATED
                                                    ------------- ------------ ----------- ------------  -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    949,226  $ 4,565,883  $1,231,323  $   230,299  $(6,027,505)(a) $   949,226
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                -    1,695,655     289,765      603,552            -       2,588,972
   Amortization                                          665,738      209,313     121,937       67,500            -       1,064,488
   Income from wholly-owned subsidiaries              (6,027,505)           -           -            -    6,027,505 (a)           -
   Gain on sale of assets                                      -      (15,000)          -            -            -         (15,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable, net        52,695       95,820      (6,231)      17,768            -         160,052
   (Increase) decrease in inventories                          -        2,761     (35,755)      33,282            -             288
   (Increase) decrease  in prepaid expenses               22,101       (5,775)    (49,917)      61,323            -          27,732
   Increase in other assets                                    -            -     (14,749)     (24,485)           -         (39,234)
   Increase (decrease) in accounts payable                     -       72,775     (13,829)    (399,793)           -        (340,847)
   Increase (decrease) in amounts due to related          68,342      (28,923)   (422,527)     198,487            -        (184,621)
     parties, net
   Decrease in accrued payroll and other expenses              -     (877,177)   (178,000)    (289,939)           -      (1,345,116)
   Increase in accrued interest                        4,421,359            -           -            -            -       4,421,359
   Increase (decrease) in other accrued liabilities     (159,921)    (336,798)   (632,011)     473,789            -        (654,941)
                                                    ------------- ------------ ----------- ------------  -----------     -----------

     Net cash provided by (used in) operating             (7,965)   5,378,534     290,006      971,783            -       6,632,358
       activities                                   ------------- ------------ ----------- ------------  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, equipment and                      -     (266,922)   (248,824)    (547,377)           -      (1,063,123)
     improvements
   Increase in restricted cash                          (250,000)           -           -            -            -        (250,000)
   Proceeds from sale of equipment                             -       15,000           -            -            -          15,000
                                                    ------------- ------------ ----------- ------------  -----------     -----------
     Net cash used in investing activities              (250,000)    (251,922)   (248,824)    (547,377)           -      (1,298,123)
                                                    ------------- ------------ ----------- ------------  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes
     issuance costs                                       (2,337)           -           -            -            -          (2,337)
   Cash paid to reduce long-term debt                          -            -           -      (75,209)           -         (75,209)
   Repayment of loan to Barden Development, Inc.         700,000            -           -            -            -         700,000
   Cash advances (to)/from affiliates, net             5,200,000   (4,700,000)   (500,000)           -            -               -
   Distribution to Barden Development, Inc.             (864,294)           -           -            -            -        (864,294)
                                                    ------------- ------------ ----------- ------------  -----------     -----------

     Net cash provided by (used in) financing          5,033,369   (4,700,000)   (500,000)     (75,209)           -        (241,840)
       activities                                   ------------- ------------ ----------- ------------  -----------     -----------

Net increase (decrease) in cash and cash equivalents   4,775,404      426,612    (458,818)     349,197            -       5,092,395
Cash and cash equivalents, beginning of period         1,007,660    7,852,914   2,727,644    4,395,606            -      15,983,824
                                                    ------------- ------------ ----------- ------------  -----------     -----------

Cash and cash equivalents, end of period            $  5,783,064  $ 8,279,526  $2,268,826  $ 4,744,803   $        -     $21,076,219
                                                    ============= ============ =========== ============  ===========     ===========


(a) To eliminate intercompany investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)



                                                                BARDEN        BARDEN         BARDEN
                                                             MISSISSIPPI     COLORADO        NEVADA
                                                   PARENT    GAMING, LLC    GAMING, LLC   GAMING, LLC   ELIMINATION     CONSOLIDATED
                                               ------------ -------------  ------------  -------------  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  994,452    $4,641,742   $ 1,262,178   $    236,377   $(6,140,297)(a) $   994,452
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                          -     1,570,600       241,730        550,511             -       2,362,841
   Amortization                                    626,347       209,313       121,938         66,576             -       1,024,174
   Gain on sale of assets                                -        (6,542)            -              -             -          (6,542)
   Income from wholly-owned subsidiaries        (6,140,297)            -             -              -     6,140,297  (a)          -
Changes in operating assets and liabilities:
   (Increase) decrease  in accounts receivable,     68,670      (109,786)      (12,955)       (24,001)            -         (78,072)
       net
   (Increase) decrease in inventories                    -        (3,933)       13,600         61,415             -          71,082
   (Increase) decrease  in prepaid expenses          1,999      (146,395)     (267,916)        42,966             -        (369,346)
   Increase in other assets                              -        (2,711)      (26,731)      (575,534)            -        (604,976)
   Increase (decrease) in accounts payable               -      (149,454)      148,661       (395,448)            -        (396,241)
   Increase (decrease) in amounts due to                 -           711             -        (33,951)        1,180  (b)    (32,060)
      related parties, net
   Increase in accrued interest                  4,437,005             -             -              -             -       4,437,005
   Decrease in accrued payroll and related               -      (488,682)      (24,196)      (175,910)            -        (688,788)
     expenses
   Increase (decrease) in other accrued           (276,937)     (520,666)      870,824        178,840             -         252,061
     liabilities                               ------------ -------------  ------------  -------------  ------------    ------------

      Net cash provided by (used in) operating    (288,761)    4,994,197     2,327,133        (68,159)        1,180       6,965,590
        activities                             ------------ -------------  ------------  -------------  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition related costs          (796,649)            -             -              -             -        (796,649)
   Proceeds from sale of equipment                       -         6,542             -              -             -           6,542
   Acquisition of property, equipment and                -      (512,590)     (103,777)      (555,415)            -      (1,171,782)
     improvements                              ------------ -------------  ------------  -------------  ------------    ------------

        Net cash used in investing activities     (796,649)     (506,048)     (103,777)      (555,415)            -      (1,961,889)
                                               ------------ -------------  ------------  -------------  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes        (505,136)            -             -              -             -        (505,136)
     issuance costs
   Cash advances (to) from affiliates            7,351,278    (4,900,067)   (2,914,233)       628,772        (1,180) (b)    164,570
   Line of credit, net                          (4,800,000)            -             -              -             -      (4,800,000)
   Distribution to Barden Development, Inc.       (188,242)            -             -              -             -        (188,242)
   Cash paid to reduce long-term debt                    -             -       (22,965)       (32,217)            -         (55,182)
                                               ------------ -------------  ------------  -------------  ------------    ------------

     Net cash provided by (used in) financing    1,857,900    (4,900,067)   (2,937,198)       596,555        (1,180)     (5,383,990)
       activities                              ------------ -------------  ------------  -------------  ------------    ------------

Net increase (decrease)  in cash and cash          772,490      (411,918)     (713,842)       (27,019)            -        (380,289)
  equivalents
Cash and cash equivalents, beginning of period     498,363     8,452,344     3,795,722      4,958,386             -      17,704,815
                                               ------------ -------------  ------------  -------------  ------------    ------------

Cash and cash equivalents, end of period        $1,270,853   $ 8,040,426   $ 3,081,880   $  4,931,367   $         -     $17,324,526
                                               ============ =============  ============  =============  ============    ============


(a) To eliminate intercompany investment in subsidiaries.
(b) To eliminate intercompany receivables and payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD-LOOKING INFORMATION

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "estimates", "plans", "intends", "expects", "will" or "could" used in the Company's reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues and gaming devices; admission taxes; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key employees; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; adverse results of significant litigation matters; non-renewal of the Company's gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and continuing effects of terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

         For more information on these and other factors, see the Company's most recently filed Form 10-K. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.

OVERVIEW

         The Company was formed on September 14, 2001, commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. The discussion of operations herein will focus on events and the Company's revenues and expenses during the three month periods ended March 31, 2003 and 2002.

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

RESULTS OF OPERATIONS

         The following discussion provides a comparison of the results of operations of the Company and its subsidiaries on a consolidated basis, for the three months ended March 31, 2003, with the three months ended March 31, 2002. On a consolidated basis, gross revenues decreased approximately $3,532,000 or 6.7% to approximately $48,896,000 during the three months ended March 31, 2003, compared to $52,428,000 during the three months ended March 31, 2002.

         The following table sets forth information derived from the Company's consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, expressed as a percentage of gross revenues.

           CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                                 (IN THOUSANDS)


                                                   FOR THE THREE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                          MARCH 31,                        MARCH 31,
                                                            2003                             2002
                                                ---------------------------      --------------------------
          Gross revenues                         $  48,896                         $  52,428
          Operating income                       $   5,349                         $   5,489
          EBITDA (1)                             $   9,002                         $   8,876


      CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES


                                                 FOR THE THREE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                          MARCH 31,                         MARCH 31,
                                                            2003                              2002
                                                ---------------------------      --------------------------
REVENUES:
     Casino                                           80.7 %                            80.8 %
     Rooms                                             7.8 %                             7.8 %
     Food and beverage                                 9.9 %                             9.7 %
     Other                                             1.6 %                             1.7 %
                                                   --------                          --------
          Gross revenues                             100.0 %                           100.0 %
          Less promotional allowances                (11.5)%                           (11.7)%
                                                   --------                          --------
          Net revenues                                88.5 %                            88.3 %
COSTS AND EXPENSES:
     Casino                                           31.8 %                            34.4 %
     Rooms                                             3.2 %                             3.4 %
     Food and beverage                                 5.1 %                             5.3 %
     Other                                             0.8 %                             0.7 %
     Gaming taxes                                      9.4 %                             9.6 %
     Advertising and promotion                         6.6 %                             6.3 %
     General and administrative                       13.2 %                            11.7 %
     Depreciation and amortization                     7.5 %                             6.4 %
     Pre-opening expenses                                - %                               - %
                                                   --------                          --------
          Total costs and expenses                    77.6 %                            77.8 %
                                                   --------                          --------
          Operating income                            10.9 %                            10.5 %
OTHER INCOME (EXPENSE):
     Interest income                                     - %                               - %
     Interest expense                                 (9.0)%                            (8.6)%
     Gain on disposal of assets                          - %                               - %
     Other non-operating expense                         - %                               - %
                                                   --------                          --------
          Total other income (expense)                (9.0)%                            (8.6)%
                                                   --------                          --------

          Net income                                   1.9 %                             1.9 %
                                                   ========                          ========
          EBITDA (1)                                  18.4 %                            16.9 %

(1) EBITDA is defined as earnings from operations before interest, taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income to EBITDA follows:


                  RECONCILIATION OF OPERATING INCOME TO EBITDA

                                  (IN MILLIONS)

                                                FOR THE THREE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                          MARCH 31,                        MARCH 31,
                                                            2003                             2002
                                                ---------------------------      --------------------------
     Operating income                             $     5.3                         $      5.5
          Depreciation and amortization                 3.7                                3.4
                                                    --------                           --------

          EBITDA                                  $     9.0                         $      8.9
                                                    ========                           ========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Consolidated gross revenues for the three months ended March 31, 2003 amounted to approximately $48,896,000, a decrease of approximately $3,532,000 or 6.7% from consolidated gross revenues recorded in the three months ended March 31, 2002. The 6.7% decrease in consolidated gross revenues was primarily attributable to a $2,690,000 or 7.2% decrease in slot revenues. For the three months ended March 31, 2003, gross revenues for Fitzgeralds Tunica accounted for $26,383,000, or 54.0% of total revenues, Fitzgeralds Black Hawk accounted for $8,659,000, or 17.7% of total revenues, and Fitzgeralds Las Vegas accounted for $13,854,000, or 28.3% of total revenues, compared to $28,254,000, or 53.9%,
$9,782,000, or 18.7% and $14,392,000, or 27.4%, respectively for the three month period ended March 31, 2002.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage, and other. Consolidated casino revenues for the three months ended March 31, 2003 totaled $39,436,000, or 80.7% of consolidated gross revenues, of which $34,561,000 or 87.6% were derived from slot machine revenues, and $4,875,000 or 12.4% were derived from table game revenues, compared to consolidated casino revenues of $42,354,000 or 80.8% of consolidated gross revenues, of which $37,251,000 or 87.9% were derived from slot machine revenues, and $5,103,000 or 12.1% were derived from table games revenues for the three months ended March 31, 2002. Casino revenues attributed to Fitzgeralds Tunica were $21,810,000, or 82.7% of its gross revenues, of which $19,677,000 or 90.2% were derived from slot machine revenues, and $2,133,000 or 9.8% were derived from table games revenues for the three months ended March 31, 2003, compared to casino revenues of $23,357,000 or 82.7% of its gross revenues, of which $20,867,000 or 89.3%
were derived from slot machine revenues, and $2,490,000, or 10.7%, were derived from table games revenues for the three months ended March 31, 2002. During the three month period ended March 31, 2003, slot revenues in the Northern River Region, which includes the Fitzgeralds Tunica, eight other casinos in Tunica County, Mississippi, and gaming operations in Lula, Mississippi, were down 7.1% over the same three-month period in 2002. During this same comparative period, Fitzgeralds Tunica's slot revenues were down 5.7%. As a result, Fitzgeralds Tunica's slot market share improved to 7.7% during the three-month period ended March 31, 2003 as compared to 7.6% during the three-month period ended March 31, 2002. The Company feels that the weakness in its revenues, particularly slot revenues, can be attributed to a slow economy, attention drawn to the conflict with Iraq, and periods of poor weather. Casino revenues attributed to Fitzgeralds Black Hawk were $8,114,000, or 93.7% of its gross revenues, of which $7,969,000, or 98.2%, were derived from slot machine revenues and $145,000 or 1.8% were derived from table game revenues for the three months ended March 31, 2003, compared to casino revenues of $9,217,000, or 94.2% of its gross revenues, of which $9,020,000 or 97.9% were derived from slot machine revenues and $197,000, or 2.1%, were derived from table games revenues for the three months ended March 31, 2002. The Company feels that part of the year over year decline in casino revenues at Fitzgeralds Black Hawk can be attributed to poor weather and a soft Denver economy. During a three day period in mid-March access to Fitzgeralds Black Hawk was virtually closed due to heavy snows in and around the Denver/Black Hawk area. Casino revenues attributed to Fitzgeralds Las Vegas were $9,512,000, or 68.7% of its gross revenues, of which $6,915,000, or 72.7%, were derived from slot machine revenues and $2,597,000, or 27.3%, were derived from table game revenues for the three months ended March 31, 2003, compared to casino revenues of $9,780,000, or 68.0% of its gross revenues, of which $7,364,000, or 75.3%, were derived from slot machine revenues and $2,416,000, or 24.7%, were derived from table game revenues for the three months ended March 31, 2002.

         The consolidated average number of slot machines in operation was 2,833 during the three months ended March 31, 2003, compared to 2,915 during the three months ended March 31, 2002. Fitzgeralds Tunica accounted for 1,348, or 47.6%, Fitzgeralds Black Hawk accounted for 592, or 20.9% and Fitzgeralds Las Vegas accounted for 893, or 31.5%. The consolidated average win per slot machine per day was approximately $136 for the three months ended March 31, 2003, with an average of approximately $162, $150 and $86 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per slot machine per day of $142 for the three months ended March 31, 2002 with an average of approximately $168, $169 and $87, respectively. The consolidated average number of table games in operation during the three months ended March 31, 2003 was 65, of which Fitzgeralds Tunica accounted for 34, or 52.3%, Fitzgeralds Black Hawk accounted for 6, or 9.2%, and Fitzgeralds Las Vegas accounted for 25, or 38.5%. The consolidated average win per table game per day during the three months ended March 31, 2003 was approximately $786, with an average of approximately $697, $270, and $1,020 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per table game per day of $848 for the three months ended March 31, 2002 with an average of approximately $814, $365 and $1,023 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the three months ended March 31, 2003 was $3,799,000, or 7.8% of consolidated gross revenues, compared to $4,089,000, or 7.8% of consolidated gross revenues for the three months ended March 31, 2002. Of this amount, Fitzgeralds Tunica accounted for $1,926,000, or 50.7%, with 507 rooms and Fitzgeralds Las Vegas accounted for $1,873,000, or 49.3%, with 638 rooms, compared to $2,086,000, or 51.0%, with 507 rooms at Fitzgeralds Tunica and $2,003,000, or 49.0%, with 638 rooms at Fitzgeralds Las Vegas during the three months ended March 31, 2002. During the three months ended March 31, 2003, at Fitzgeralds Tunica the average daily rate was $47 and the occupancy rate was 90.3% and at Fitzgeralds Las Vegas the average daily rate was $40 and the occupancy rate was 81.8%, compared to $48 and 95.5%, respectively, at Fitzgeralds Tunica and $41 and 84.4%, respectively, at Fitzgeralds Las Vegas during the three months ended March 31, 2002.

         Consolidated food and beverage revenues for the three months ended March 31, 2003 amounted to $4,861,000, or 9.9% of consolidated gross revenues, compared to $5,096,000, or 9.7% of consolidated gross revenues for the three months ended March 31, 2002. Of this amount, Fitzgeralds Tunica accounted for $2,345,000, or 48.3%, Fitzgeralds Black Hawk accounted for $483,000, or 9.9% and Fitzgeralds Las Vegas accounted for $2,033,000, or 41.8%, compared to $2,475,000, or 48.6%, $506,000, or 9.9%, and $2,115,000, or 41.5%, respectively, during the three months ended March 31, 2002.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $800,000, or 1.6% of consolidated gross revenues for the three months ended March 31, 2003, compared to $889,000, or 1.7% of consolidated gross revenues for the three months ended March 31, 2002. Of this amount, Fitzgeralds Tunica accounted for $302,000 or 37.7%, Fitzgeralds Black Hawk accounted for approximately $62,000 or 7.8%, and Fitzgeralds Las Vegas accounted for $436,000, or 54.5% during the three months ended March 31, 2003, compared to $336,000, or 37.8%, $59,000, or 6.6%, and $494,000, or 55.6%,
respectively, during the three months ended March 31, 2002.

         Consolidated promotional allowances included in the consolidated gross revenues for the three months ended March 31, 2003, were $5,617,000, or 11.5% of consolidated gross revenues compared to $6,123,000, or 11.7% of consolidated gross revenues during the three months ended March 31, 2002. Of this amount, Fitzgeralds Tunica accounted for $3,417,000, or 60.9%, Fitzgeralds Black Hawk accounted for $744,000, or 13.2%, and Fitzgeralds Las Vegas accounted for $1,456,000, or 25.9% during the three months ended March 31, 2003, compared to $3,906,000, or 63.8%, $820,000, or 13.4%, and $1,397,000, or 22.8%,
respectively, during the three months ended March 31, 2002. The decline in promotional allowances is directly associated with the decline in casino revenues. The most substantial portion of the decline in promotional allowances comes from reduced complimentaries to our casino guests.

         Consolidated casino operating expenses for the three months ended March 31, 2003, were $15,559,000, or 31.8% of consolidated gross revenues and 39.5% of consolidated casino revenues, compared to $18,026,000, or 34.4% of consolidated gross revenues and 42.6% of consolidated casino revenues. For the three months ended March 31, 2003 and March 31, 2002, these expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $8,905,000, or 57.2%, Fitzgeralds Black Hawk accounted for $2,570,000, or 16.5%, and Fitzgeralds Las Vegas accounted for $4,084,000, or 26.3% during the three months ended March 31, 2003, compared to $9,909,000 or 55.0%, $3,544,000 or
19.6% and $4,573,000 or 25.4%, respectively, during the three months ended March 31, 2002. The decline in casino operating expenses is the result of lower direct mail cash offers to patrons of $1,260,000, a decline in gaming equipment lease and wide area progressive expenses of $370,000, a reduction in progressive expense of $280,000 and lower payroll and related expenses of $100,000.

         Consolidated rooms expenses for the three months ended March 31, 2003, were $1,546,000, or 3.2% of consolidated gross revenues, compared to $1,768,000, or 3.4% of consolidated gross revenues during the three months ended March 31, 2002. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the hotels. Of the consolidated rooms operating expenses, Fitzgeralds Tunica accounted for $603,000 or 39.0% and Fitzgeralds Las Vegas accounted for $943,000 or 61.0% during the three months ended March 31, 2003, compared to $722,000 or 40.8% and $1,046,000 or 59.2%, respectively, during the three months ended March 31, 2002. Room expenses were generally lower in the three-month period ended March 31, 2003, versus the same period in 2002 due to lower room occupancies at both Fitzgeralds Tunica and Fitzgeralds Las Vegas.

         Consolidated food and beverage expenses for the three months ended March 31, 2003, were $2,498,000, or 5.1% of consolidated gross revenues, compared to $2,770,000, or 5.3% of consolidated gross revenues during the three months ended March 31, 2002. Of the consolidated food and beverage expenses, Fitzgeralds Tunica accounted for $ 635,000, or 25.4%, Fitzgeralds Black Hawk accounted for $282,000, or 11.3% and Fitzgeralds Las Vegas accounted for $1,581,000, or 63.3% during the three months ended March 31, 2003, compared to $679,000, or

24.5%, $271,000, or 9.8% and $1,820,000, or 65.7%, respectively, during the three months ended March 31, 2002. The primary decline in food and beverage expenses comes from our Fitzgeralds Las Vegas property. Payroll and related costs are down $125,000. In addition, on January 1, 2003, Fitzgeralds Las Vegas started allocating the costs of operating its employee cafeteria to departments at the property. This accounted for $270,000 of reduced expenses.

         Consolidated gaming taxes totaled $4,575,000, or 9.4% of consolidated gross revenues and 11.6% of consolidated casino revenues for the three months ended March 31, 2003, compared to $5,020,000, or 9.6% of consolidated gross revenues and 11.9% of consolidated casino revenues during the three months ended March 31, 2002. During the three months ended March 31, 2003, Fitzgeralds Tunica accounted for $2,562,000, or 56.0%, Fitzgeralds Black Hawk accounted for $1,273,000, or 27.8%, and Fitzgeralds Las Vegas accounted for $740,000, or 16.2%, compared to $2,780,000, or 55.4%, $1,483,000, or 29.5% and $757,000, or
15.1%, respectively, during the three months ended March 31, 2002. The decline in gaming taxes is directly associated with the decline in casino revenues.

         Consolidated advertising and promotion expenses totaled $3,251,000, or 6.6% of consolidated gross revenues for the three months ended March 31, 2003, compared to $3,297,000, or 6.3% of consolidated gross revenues during the three months ended March 31, 2002. Fitzgeralds Tunica accounted for $1,271,000, or 39.1%, Fitzgeralds Black Hawk accounted for $715,000, or 22.0%, and Fitzgeralds Las Vegas accounted for $1,265,000 or 38.9%, respectively, during the three months ended March 31, 2003, compared to $1,366,000, or 41.4%, $734,000, or
22.3% and $1,197,000, or 36.3%, respectively, during the three months ended March 31, 2002.

         Consolidated general and administrative expenses for the three months ended March 31, 2003 were $6,438,000, or 13.2% of consolidated gross revenues, compared to $6,161,000, or 11.7% for the three months ended March 31, 2002. During the three months ended March 31, 2003, Fitzgeralds Tunica accounted for $2,456,000, or 38.1%, Fitzgeralds Black Hawk accounted for $1,261,000, or 19.6%, and Fitzgeralds Las Vegas accounted for $2,721,000, or 42.3%, compared to $2,399,000, or 39.0%, $1,141,000, or 18.5% and $2,617,000, or 42.5%,
respectively, for the three months ended March 31, 2002. Also, unallocated corporate expenses accounted for $4,000 during the three months ended March 31, 2002.

         Consolidated depreciation and amortization for the three months ended March 31, 2003 were approximately $3,654,000, or 7.5% of consolidated gross revenues, compared to $3,387,000, or 6.4% of consolidated gross revenues during the three months ended March 31, 2002. Fitzgeralds Tunica accounted for $1,905,000, or 52.1%, Fitzgeralds Black Hawk accounted for $412,000, or 11.3%, and Fitzgeralds Las Vegas accounted for $671,000 or 18.4% during the three months ended March 31, 2003, compared to $1,780,000, or 52.6%, $364,000, or
10.7% and $617,000, or 18.2%, respectively, during the three months ended March 31, 2002. Corporate amortization of deferred financing costs and the discount on the Investor Holdings Senior Secured Notes accounted for $666,000, or 18.2% of consolidated depreciation and amortization during the three months ended March 31, 2003 compared to $626,000, or 18.5% during the three months ended March 31, 2002. Of the consolidated depreciation and amortization expense, $2,589,000, or 70.9%, is depreciation expense, and $1,065,000, or 29.1% is amortization expense during the three months ended March 31, 2003, compared to $2,363,000, or 69.8% $1,024,000, or 30.2%, respectively, during the three months ended March 31, 2002.

         Consolidated operating income for the three months ended March 31, 2003 was $5,349,000, or 10.9% of consolidated gross revenues compared to $5,489,000, or 10.5% of consolidated gross revenues during the three months ended March 31, 2002. The $140,000, or

2.6% decrease was primarily attributed to reduced casino revenues offset by expense reductions as previously discussed. Fitzgeralds Tunica accounted for operating income of $4,548,000, or 85.0%, Fitzgeralds Black Hawk accounted for operating income of $1,231,000, or 23.0% and Fitzgeralds Las Vegas accounted for operating income of $236,000, or 4.4% and the unallocated corporate loss principally for amortization was $666,000 or (12.4%) of consolidated operating income for the three months ended March 31, 2003, compared to $4,628,000, or 84.3%, $1,258,000, or 22.9%, $240,000, or 4.4% and
the unallocated corporate loss principally for amortization expense was $637,000, or (11.6)% of consolidated operating income, respectively, for the three months ended March 31, 2002.

         Consolidated net interest expense for the three months ended March 31, 2003 was $4,405,000, or 9.0% of consolidated gross revenues compared to $4,484,000, or 8.6% of consolidated gross revenues during the three months ended March 31, 2002. Fitzgeralds Tunica accounted for interest income of $3,000, Fitzgeralds Las Vegas accounted for net interest expense of $5,000 and the unallocated corporate net interest expense primarily associated with the Company's 11.653% Senior Secured Notes was $4,403,000 during the three months ended March 31, 2003, compared to net interest income of $7,000 at Fitzgeralds Tunica, net interest income of $4,000 at Fitzgeralds Black Hawk and net interest expense of $4,000 at Fitzgeralds Las Vegas and unallocated corporate net interest expense primarily associated with the Company's 11.653% Senior Secured Notes was approximately $4,491,000 during the three months ended March 31, 2002.

         As a result of the foregoing, the Company realized consolidated net income of $949,000 for the three months ended March 31, 2003, compared to a consolidated net income of $994,000 for the three months ended March 31, 2002. Fitzgeralds Tunica accounted for net income of $4,566,000, Fitzgeralds Black Hawk accounted for net income of $1,231,000 and Fitzgeralds Las Vegas accounted for net income of $230,000 during the three months ended March 31, 2003, compared to $4,642,000, $1,262,000, $236,000, respectively, during the three months ended March 31, 2002.

         EBITDA (defined as earnings from operations before interest, taxes, depreciation and amortization) for the three months ended March 31, 2003 was $9,002,000 compared to $8,876,000 for the three months ended March 31, 2002, an improvement of approximately $126,000. Fitzgeralds Tunica accounted for $6,453,000, Fitzgeralds Black Hawk accounted for $1,643,000 and Fitzgeralds Las Vegas accounted for $907,000 during the three months ended March 31, 2003, compared to $6,408,000, $1,622,000 and $857,000, respectively, during the three months ended March 31, 2002. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should be not construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income/(loss) to EBITDA is included in the Consolidated Statements of Operations Summary Information.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had cash and cash equivalents of approximately $21,076,000. Cash and cash equivalents included $5,783,000 at the Company, $8,279,000 at Fitzgeralds Tunica, $2,269,000 at Fitzgeralds Black Hawk and $4,745,000 at Fitzgeralds Las Vegas.

         The Company has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the three months ended March 31, 2003, net cash provided by operating activities totaled approximately $6,632,000 and cash used by investing activities totaled approximately $1,298,000. The Company invested $1,063,000 primarily for gaming and non-gaming equipment and restricted cash in the amount of $250,000 as collateral for a Letter of Credit associated with worker's compensation insurance. For the three months ended March 31, 2002, cash provided by operating activities totaled approximately $6,966,000 and cash used by investing activities totaled approximately $1,962,000. The Company invested $1,172,000 primarily for gaming and non-gaming equipment and $797,000 for the payment of professional fees related to the acquisition. For the three months ended March 31, 2003, cash used in financing activities totaled $242,000. The primary financing activities were $864,000 paid to BDI pursuant to the Company's management agreement with BDI and $700,000 received from BDI in satisfaction of principal and accrued interest on an outstanding note. For the three months ended March 31, 2002, cash used in financing activities totaled $5,384,000. The primary financing activities were $4,800,000 repaid on the Company's credit facility, $505,000 expended for professional fees related to the issuance of the Company's 11.653% Senior Secured Notes, $188,000 paid to BDI pursuant to the Company's management agreement with BDI and $165,000 for cash advances from affiliates.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Company's 11.653% Senior Secured Notes and other permitted indebtedness for the year 2003. If necessary and to the extent permitted under the Company's Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after

January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company did not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for "Variable Interest Entities ("VIE")" in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectives of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                  Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



(a)  The following exhibits are filed as part of this report:

Exhibit No.       Description of Document
-----------       -----------------------
99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There were no reports on Form 8-K filed during the three months ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAJESTIC INVESTOR HOLDINGS, LLC




By: /s/ Don H. Barden                                              May 15, 2003
   ------------------------------------------------------
   Don H. Barden, Member, Chairman, President and Chief Executive Officer


By: /s/ Jon S. Bennett                                             May 15, 2003
   ------------------------------------------------------
   Jon S. Bennett, Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)



MAJESTIC INVESTOR CAPITAL CORP.


By: /s/ Don H. Barden                                              May 15, 2003
   ------------------------------------------------------
   Don H. Barden, Chairman, President and Chief Executive Officer



    /s/ Jon S. Bennett                                             May 15, 2003
   ------------------------------------------------------
   Jon S. Bennett, Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Don H. Barden, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Majestic Investor Holdings, LLC and Majestic Investor Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003




/s/ Don H. Barden
-----------------------------------------------

Don H. Barden
Member, Chairman, President and Chief Executive Officer

I, Jon S. Bennett, certify that:



     1. I have reviewed this quarterly report on Form 10-Q of Majestic Investor Holdings, LLC and Majestic Investor Capital Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003




/s/ Jon S. Bennett
-----------------------------------------

Jon S. Bennett
Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description of Document
-----------    -----------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002