Form 10-Q
period 2003-06-30
MAJESTIC INVESTOR CAPITAL CORP; MAJESTIC INVESTOR HOLDINGS LLC
filed 2003-08-14
CIK 1164765, 1164766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


As of June 30, 2003, shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
NOT APPLICABLE                      NOT APPLICABLE

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      INDEX

PART I       FINANCIAL INFORMATION                                      PAGE NO.
                                                                        --------

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2003
             (Unaudited) and December 31, 2002                              1

             Consolidated Statement of Operations for the three and
             six months ended June 30, 2003 and 2002 (Unaudited)            2

             Consolidated Statement of Cash Flows for the six months
             ended June 30, 2003 and 2002 (Unaudited)                       3

             Notes to Financial Statements                                  4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           21

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    35

    Item 4.  Controls and Procedures                                       35

PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings                                             35

    Item 6.  Exhibits and Reports on Form 8-K                              35

    SIGNATURES                                                             37

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2003            2002
                                                                             ------------    ------------
ASSETS
Current Assets:

    Cash and cash equivalents                                                $ 16,134,826    $ 15,983,824

    Restricted cash                                                               500,000         250,000

    Accounts receivable, net of allowance for doubtful accounts of $154,877  and $239,066 as of June 30, 2003 and
        December 31, 2002, respectively                                         1,074,068       1,241,183

    Inventories                                                                   895,892         929,126

    Prepaid expenses                                                            1,595,652       1,644,735

    Note receivable from related party                                                  -         700,000

    Other                                                                          43,683          39,133
                                                                             ------------    ------------
                Total current assets                                           20,244,121      20,788,001
                                                                             ------------    ------------

Property, equipment and improvements, net                                     115,542,992     117,297,506

Intangible assets, net                                                         16,894,246      17,691,746

Goodwill                                                                        5,922,398       5,922,398

Other Assets:

    Deferred financing costs, net of accumulated amortization
        of $2,104,474 and $1,407,041 as of June 30, 2003 and
        December 31, 2002, respectively                                         6,019,807       6,714,902

    Restricted cash                                                             1,000,000       1,000,000

    Other assets, prepaid leases and deposits                                   1,688,076       1,624,359
                                                                             ------------    ------------
                Total other assets                                              8,707,883       9,339,261
                                                                             ------------    ------------

                Total Assets                                                 $167,311,640    $171,038,912
                                                                             ============    ============

LIABILITIES AND MEMBER'S  EQUITY

Current Liabilities:

    Current maturities of long-term debt                                     $     81,224    $    134,084

    Accounts payable                                                            1,114,287       2,136,369

    Other accrued liabilities:

        Payroll and related                                                     5,787,712       5,949,275

        Interest                                                                1,473,786       1,473,785

        Progressive jackpots                                                    2,398,650       2,476,543

        Slot club liability                                                       781,091         738,559

        Other accrued liabilities                                               3,471,667       4,401,378
                                                                             ------------    ------------
                Total current liabilities                                      15,108,417      17,309,993
                                                                             ------------    ------------
Long-term debt, net of current maturities
                                                                              146,239,106     145,646,514
                                                                             ------------    ------------

                Total Liabilities                                             161,347,523     162,956,507

Commitments and contingencies

Member's Equity:                                                                5,964,117       8,082,405
                                                                             ------------    ------------
                Total Liabilities and Member's Equity                        $167,311,640    $171,038,912
                                                                             ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                               2003              2002               2003              2002
                                           ------------      ------------       -------------    -------------
REVENUES:
     Casino                                $ 39,541,474      $ 40,426,341       $  78,977,181    $  82,781,092

     Rooms                                    3,584,913         3,938,875           7,383,698        8,027,386

     Food and beverage                        4,754,847         4,886,744           9,615,787        9,982,845

     Other                                      832,638           977,512           1,633,476        1,866,002
                                           ------------      ------------       -------------    -------------

          Gross revenues                     48,713,872        50,229,472          97,610,142      102,657,325


          Less promotional allowances        (5,544,430)       (5,754,298)        (11,161,541)     (11,877,753)
                                           ------------      ------------       -------------    -------------

          Net revenues                       43,169,442        44,475,174          86,448,601       90,779,572
                                           ------------      ------------       -------------    -------------

COSTS AND EXPENSES:

     Casino                                  16,611,988        17,275,399          32,170,706       35,301,558

     Rooms                                    1,641,287         1,863,809           3,187,183        3,632,309

     Food and beverage                        2,564,150         2,943,591           5,062,350        5,713,709

     Other                                      410,449           396,601             820,057          775,255

     Gaming taxes                             4,459,307         4,779,074           9,034,620        9,798,828

     Advertising and promotion                3,292,534         3,654,138           6,543,953        6,950,674

     General and administrative               7,044,355         6,652,717          13,482,048       12,813,917

     Depreciation and amortization            3,708,554         3,493,150           7,362,014        6,880,165

     Pre-opening expenses                             -             6,103                   -           13,390
                                           ------------      ------------       -------------    -------------

          Total costs and expenses           39,732,624        41,064,582          77,662,931       81,879,805
                                           ------------      ------------       -------------    -------------

          Operating income                    3,436,818         3,410,592           8,785,670        8,899,767
                                           ------------      ------------       -------------    -------------

OTHER INCOME (EXPENSE):

     Interest income                             11,202            30,196              34,145           61,804

     Interest expense                        (4,426,995)       (4,593,471)         (8,855,085)      (9,108,858)

     Gain (loss) on sale of assets                9,961            (5,964)             24,961              578

     Other non-operating expense                 (9,421)           (9,883)            (18,900)         (27,375)
                                           ------------      ------------       -------------    -------------
          Total other expense                (4,415,253)       (4,579,122)         (8,814,879)      (9,073,851)
                                           ------------      ------------       -------------    -------------

          Net loss                         $   (978,435)     $ (1,168,530)      $     (29,209)   $    (174,084)
                                           ============      ============       =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      2003             2002
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $     (29,209)   $    (174,084)
Adjustments to reconcile net loss to net cash provided by
operating activities:
      Depreciation                                                   5,232,958        4,810,511
      Amortization                                                   2,129,056        2,069,654
      Gain on sale of assets                                           (24,961)            (578)
Changes in operating assets and liabilities:
      Decrease  in accounts receivable                                 167,115          340,435
      Decrease in inventories                                           33,233           43,289
      Decrease (increase) in prepaid expenses                           49,083         (657,752)
      (Increase) decrease  in other assets                             (68,269)         285,901
      Decrease in accounts payable                                  (1,022,082)        (664,656)
      (Increase) decrease  in amounts due to related parties,
      net                                                               29,197          (17,983)
      (Decrease) increase  in accrued payroll and related
      expenses                                                        (181,564)         108,543
      Increase in accrued interest                                           -          287,025
      Decrease  in other accrued liabilities                          (974,264)        (150,582)
                                                                 -------------    -------------
          Net cash provided by operating activities                  5,340,293        6,279,723

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in restricted cash                                     (250,000)        (250,000)
      Acquisition of property, equipment and  improvements          (3,487,472)      (2,734,791)
      Payment of acquisition related costs                                   -         (986,158)
      Proceeds from seller from purchase price adjustment                    -        3,800,000
      Proceeds from sale of equipment                                   33,989           33,867
                                                                 -------------    -------------
          Net cash used in investing activities                     (3,703,483)        (137,082)
                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                           -        2,500,000
      Repayment of line of credit                                            -       (7,007,565)
      Payment of 11.653% Senior Secured Notes issuance costs            (2,337)      (1,084,355)
      Cash paid to reduce long-term debt                               (94,392)         (65,140)
      Repayment of loan to Barden Development, Inc.                    700,000                -
      Distribution to Barden Development, Inc.                      (2,089,079)      (1,065,542)
                                                                 -------------    -------------
          Net cash  used in financing activities                    (1,485,808)      (6,722,602)
                                                                 -------------    -------------
Net  increase (decrease) in cash and cash equivalents                  151,002         (579,961)
Cash and cash equivalents, beginning of period                      15,983,824       17,704,815
                                                                 -------------    -------------
Cash and cash equivalents, end of period                         $  16,134,826    $  17,124,854
                                                                 =============    =============

INTEREST PAID:
      Equipment Debt                                             $       8,787    $       8,361
      Senior Secured Notes - Fixed Interest 11.653%                  8,842,704        8,707,126
      Line of credit                                                        94           98,168
                                                                 -------------    -------------
Total                                                            $   8,851,585    $   8,813,655
                                                                 =============    =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         Majestic Investor Holdings, LLC (the "Company") is a Delaware limited liability company formed on September 14, 2001. The Company owns and operates three Fitzgeralds brand casinos through its wholly-owned subsidiaries, Barden Mississippi Gaming, LLC or Fitzgeralds Tunica, Barden Colorado Gaming, LLC or Fitzgeralds Black Hawk and Barden Nevada Gaming, LLC or Fitzgeralds Las Vegas, each of which is a "restricted subsidiary" of the Company under the Indenture relating to the Company's 11.653% Senior Secured Notes (the "Notes"). Majestic Investor Capital Corp. ("MICC"), another wholly-owned subsidiary of the Company, was formed specifically to facilitate the offering of the Company's Notes and does not have any assets or operations.

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

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and the guarantor subsidiaries: Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any assets, obligations or operations. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed financial statements include the estimated usefulness of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot bonus point programs and litigation, claims and assessments. Actual results could differ from those estimates.

           In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim period have been made. The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         The consolidated financial statements and footnotes for the prior year reflect certain reclassifications to conform to the current year presentation, which has no effect on previously reported net income.

NOTE 2.  Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 did not have a material impact on the Company's financial condition or results of operations.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  COMMITMENTS AND CONTINGENCIES

Gaming Regulations

         The ownership and operation of our casino gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. In addition, as Majestic Star does business in the State of Indiana, the Company is subject to certain reviews by the Indiana Gaming Commission.

         Pursuant to new legislation signed into law by the Governor of Nevada on July 23, 2003, the license fees on the number of gaming devices operated has been increased effective immediately, the tax on gross revenues will be increased effective on August 1, 2003, and the range of events covered by the casino entertainment tax will be expanded effective September 1, 2003. Fitzgeralds Las Vegas will also become subject to a payroll tax based on the wages paid to its employees effective October 1, 2003.

         In addition, in Colorado a statewide ballot measure has been announced which would allow the installation of up to five hundred video lottery terminals at each of five designated dog and horse racetracks along Colorado's front range. Proponents of the initiative have submitted the necessary signatures for the measure to appear on the November 2003 ballot and the Colorado secretary of state is reviewing the validity of those signatures; however, we are unable to predict whether such referendum will actually appear on the November ballot. If the measure does appear on the ballot, and if installation of the video lottery terminals is approved, our operations in Black Hawk could be adversely affected.

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

Legal Proceedings

         On December 17, 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Fitzgeralds Tunica and the former owner of Fitzgeralds Tunica, alleging among certain state law claims, violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981. The plaintiff is seeking back pay, front pay,

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

compensatory damages and punitive damages in excess of $3 million. The Company intends to vigorously defend the lawsuit. However, it is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position and results of operations.

         On June 27, 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Fitzgeralds Tunica. The plaintiffs claim that the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

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

Other Contingencies

         The Company received assessments of additional amounts due related to insurance premiums paid for the period December 6, 2001 through December 6, 2002. These premiums, totaling $160,000, relate to an audit by the insurance carrier of our workers compensation and general liability plans. The Company had the right to dispute the audit. The Company exercised its right. The Company is disputing the payroll numbers used in the audit and the use of a new higher rated labor category in calculating workers compensation premiums. This category was not used when the premiums were originally estimated. The Company has not established an accrual for the assessment.

NOTE 4.  RESTRICTED CASH

         At June 30, 2003 and December 31, 2002, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also, at December 31, 2002, restricted cash of $250,000 at the Company represents a letter of credit for self-insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk. At June 30, 2003, this amount has been increased to $500,000 when Fitzgeralds Las Vegas was added to the self-insured workers compensation program.

NOTE 5.  INTANGIBLE ASSETS

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

         The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of June 30, 2003, are as follows:

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. INTANGIBLE ASSETS (CONTINUED)


                                    Gross Carrying          Accumulated            Net Amount
                                        Amount             Amortization          June 30, 2003
                                    --------------        --------------        --------------
                                    (in thousands)        (in thousands)        (in thousands)

Amortized intangible assets:

Customer relationships              $        9,800        $       (1,926)         $      7,874    8 yrs

Tradename                                    3,700                  (580)                3,120   10 yrs

Riverboat excursion license                    700                     -                   700   15 yrs
                                    --------------        --------------        --------------

Total                                       14,200                (2,506)               11,694
                                    --------------        --------------        --------------

Unamortized intangible assets:

Gaming license                               5,200                     -                 5,200
                                    --------------        --------------        --------------

Total                                        5,200                     -                 5,200
                                    --------------        --------------        --------------

Total intangible assets             $       19,400        $       (2,506)         $     16,894
                                    ==============        ==============          ============




         The amortization expense recorded on the intangible assets for the three and six month periods ended June 30, 2003 and 2002 were both $0.4 million and $0.8 million, respectively.

NOTE 6.  GOODWILL

         The carrying amount of goodwill as of June 30, 2003 and December 31, 2002 was approximately $5,922,000. Goodwill is not amortized but instead subject to impairment tests at least annually.

NOTE 7.  LONG -- TERM DEBT

         On December 6, 2001, the Company and MICC, as co-issuer, issued $152.6 million of Notes due 2007. The net proceeds of $145,000,400 from the offering, together with an equity contribution from our member, were utilized to complete the acquisition of the Fitzgeralds properties.

         The Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year, commencing May 31, 2002. Substantially all of the Company's current and future assets other than certain excluded assets are pledged as collateral. The Notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  LONG -- TERM DEBT (CONTINUED)

         In connection with the issuance by the Company and MICC of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, the Company entered in a registration rights agreement pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires the Company to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and the Company was required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002, at an amount per week per $1,000 principal amount of Registrable Securities equal to $0.05 for the first 90-day period following April 5, 2002, increasing by an additional $0.05 per week with respect to each subsequent 90-day period, up to a maximum amount of $0.20 per week. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, the Company made its initial liquidated damages payment of $61,053 to the holders of the Unregistered Notes. The final liquidated damages payment of $114,474 was paid to the holders of the Unregistered Notes with the scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and was completed on September 6, 2002.

         On or after November 30, 2005, the Company has the right to redeem the Notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, the Company may, at its option, apply part of the net proceeds from certain equity offerings, as defined, to redeem up to 35% of the principal amount of the Notes at 111.653% of their face amount, plus accrued and unpaid interest.

         The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

         During 2002, the Company purchased for $759,037, plus accrued interest Notes with a face value of $865,000. The Notes, net of unamortized original issue discount, were being carried at value of $827,994. The resulting gain was $68,957.

Credit Facility

         On December 6, 2001, the Company established a $15.0 million four-year credit facility. The credit facility is collateralized by substantially all of the Company's current and future assets, other than the excluded assets. The lien on the collateral securing the Company's credit facility is senior to the lien on the collateral securing the Notes. The credit facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. LONG -- TERM DEBT (CONTINUED)

mergers. The interest rate can be at the Company's choice of LIBOR plus 2.0%, or the base rate, which approximates the prime.

Intercreditor Agreement

         In connection with the Company entering into its credit facility, the trustee under the indenture (as collateral agent) entered into an intercreditor agreement with Wells Fargo Foothill, Inc. as the lender under the Company's credit facility, which, among other things, subordinates the liens securing the Notes to the liens securing the indebtedness under the Majestic Investor Holdings, LLC Credit Facility ("Holdings Credit Facility").

         The intercreditor agreement, among other things, limits the trustee's rights in an event of default under the Notes. Under the intercreditor agreement, if the Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have indebtedness outstanding under the Holdings Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Holdings Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Notes from pursuing remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of collateral will first be applied to repay indebtedness outstanding under the Holdings Credit Facility and thereafter to the holders of the Notes.

NOTE 8.  SEGMENT INFORMATION

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

         A summary of the Properties' operations by business segment for the three and six months ended June 30, 2003 and June 30, 2002 is presented below:

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  SEGMENT INFORMATION (CONTINUED)

                                          As of and for the Three Months Ended           As of and for the Six Months Ended
                                          June 30, 2003          June 30, 2002          June 30, 2003          June 30, 2002
                                         --------------         --------------         --------------         --------------
                                         (In thousands)         (In thousands)         (In thousands)         (In thousands)
Net revenues:

         Fitzgeralds Tunica              $       22,688         $       23,574         $       45,654         $       47,922

         Fitzgeralds Black Hawk                   8,535                  8,313                 16,450                 17,275

         Fitzgeralds Las Vegas                   11,946                 12,588                 24,345                 25,583
                                         --------------         --------------         --------------         --------------
                   Total                 $       43,169         $       44,475         $       86,449         $       90,780
                                         --------------         --------------         --------------         --------------

Income (loss) from operations:

         Fitzgeralds Tunica              $        2,891         $        3,310         $        7,439         $        7,939

         Fitzgeralds Black Hawk                   1,559                  1,530                  2,790                  2,788

         Fitzgeralds Las Vegas                     (325)                  (659)                   (89)                  (419)

         Unallocated and other (1)                 (688)                  (770)                (1,354)                (1,408)
                                         --------------         --------------         --------------         --------------
                   Total                 $        3,437         $        3,411         $        8,786         $        8,900
                                         --------------         --------------         --------------         --------------

Segment depreciation and
amortization

         Fitzgeralds Tunica              $        1,928         $        1,835         $        3,833         $        3,615

         Fitzgeralds Black Hawk                     412                    364                    823                    727

         Fitzgeralds Las Vegas                      703                    648                  1,374                  1,265

         Unallocated and other (1)                  666                    646                  1,332                  1,273
                                         --------------         --------------         --------------         --------------
                   Total                 $        3,709         $        3,493         $        7,362         $        6,880
                                         --------------         --------------         --------------         --------------

Expenditures for additions to long-lived assets:

         Fitzgeralds Tunica              $        1,529         $          983         $        1,795         $        1,496

         Fitzgeralds Black Hawk                     523                    335                    772                    439

         Fitzgeralds Las Vegas                      372                    245                    920                    800
                                         --------------         --------------         --------------         --------------
                   Total                 $        2,424         $        1,563         $        3,487         $        2,735
                                         --------------         --------------         --------------         --------------

Segment assets:

         Fitzgeralds Tunica                                                            $       85,475         $       92,495

         Fitzgeralds Black Hawk                                                                30,146                 30,943

         Fitzgeralds Las Vegas                                                                 37,457                 45,709

         Unallocated and other (1)                                                            153,865                162,140
                                                                                       --------------         --------------
                   Total                                                                      306,943                331,287

         Less:  Intercompany                                                                 (139,631)              (153,723)
                                                                                       --------------         --------------
                   Total                                                               $      167,312         $      177,564
                                                                                       --------------         --------------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  RELATED PARTY TRANSACTIONS

         On September 19, 2001, the Company entered into an LLC Manager Agreement with Barden Development, Inc. ("BDI"), which was amended and restated effective December 6, 2001, pursuant to which BDI acts as the Manager of the Company. Distribution of profits to BDI are limited by the Indenture for the Notes for any fiscal quarter and shall not exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such distributions shall be subordinated to the payment in full of principal, interest and liquidated damages, as defined, if any, then due on the Notes. During the six months ended June 30, 2003, distributions of $1,751,000 related to the fourth quarter of 2002 and first quarter of 2003 were paid to BDI in accordance with the LLC Manager Agreement.

         In December 2001, the Company issued a $700,000 note to BDI. The note bore interest at a rate of 7% per annum. The principal and accrued but unpaid interest were due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

         In April 2003, the Company, as authorized by the Indenture for the Notes, made a $338,000 distribution to it's sole member for income taxes. The calculation for the distribution was based on the Company's net income during the three-month period ended March 31, 2003.

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

         The following consolidating information presents financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002, of the Company, the guarantor subsidiaries and the elimination entries necessary to combine such entities on a consolidated basis. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any assets, obligations or operations. Therefore, no non-guarantor subsidiary information has been presented.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2003

                                                       Barden         Barden        Barden
                                                    Mississippi      Colorado       Nevada
                                       Parent       Gaming, LLC    Gaming, LLC    Gaming, LLC     Eliminating
                                   Non-Guarantor     Guarantor      Guarantor      Guarantor        Entries             Consolidated
                                   -------------    -----------    -----------    -----------    -------------          ------------
ASSETS

Current Assets:

    Cash and cash equivalents       $  2,435,280    $ 7,287,884    $ 2,330,813    $ 4,080,849    $           -          $ 16,134,826

    Restricted cash                      500,000              -              -              -                -               500,000

    Accounts receivable (net)                  -        442,253         81,051        550,764                -             1,074,068

    Inventories                                -        391,357        216,956        287,579                -               895,892

    Prepaid expenses and other            81,418        345,475        224,105        988,337                -             1,639,335

    Receivable from related party        334,085          1,720              -          1,330         (337,135) (a)                -
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total current assets       3,350,783      8,468,689      2,852,925      5,908,859         (337,135)           20,244,121
                                    ------------    -----------    -----------    -----------    -------------          ------------

Property and equipment, net                    -     66,036,727     21,836,255     27,670,010                -           115,542,992

Intangible assets, net                 5,200,000      6,520,778      3,390,968      1,782,500                -            16,894,246

Goodwill                                       -      3,997,904      1,924,494              -                -             5,922,398

Other Assets:

    Deferred financing costs, net      6,019,807              -              -              -                -             6,019,807

    Restricted cash                            -              -              -      1,000,000                -             1,000,000

    Due from related parties         109,173,530              -              -              -     (109,173,530) (a)                -

    Other assets and deposits                  -        450,616        141,361      1,096,099                -             1,688,076

    Investment in subsidiaries        30,120,472              -              -              -      (30,120,472) (b)                -
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total other assets       145,313,809        450,616        141,361      2,096,099     (139,294,002)            8,707,883
                                    ------------    -----------    -----------    -----------    -------------          ------------

            Total Assets            $153,864,592    $85,474,714    $30,146,003    $37,457,468    $(139,631,137)         $167,311,640
                                    ============    ===========    ===========    ===========    =============          ============

LIABILITIES AND MEMBER'S  DEFICIT

Current Liabilities:

    Current maturities of

    long-term debt                  $          -    $         -    $         -    $    81,224    $           -          $     81,224

    Accounts payable                           -        692,274        422,013              -                -             1,114,287

    Other accrued liabilities:

            Payroll and related                -      2,638,722      1,033,848      2,115,142                -             5,787,712

            Interest                   1,473,786              -              -              -                -             1,473,786

            Progressive jackpots               -        887,914      1,254,819        255,917                -             2,398,650

            Slot club liabilities              -        124,771        348,603        307,717                -               781,091

            Other accrued
             liabilities                 261,117      1,993,095        372,600      1,181,991         (337,136) (a)        3,471,667
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total current
             liabilities               1,734,903      6,336,776      3,431,883      3,941,991         (337,136)           15,108,417
                                    ------------    -----------    -----------    -----------    -------------          ------------

Due to related parties                         -     56,700,000     16,542,454     35,931,075     (109,173,529) (a)                -

Long-term debt, net of current
 maturities                          146,165,572              -              -         73,534                -           146,239,106
                                    ------------    -----------    -----------    -----------    -------------          ------------

            Total Liabilities        147,900,475     63,036,776     19,974,337     39,946,600     (109,510,665)          161,347,523

Member's  Equity                       5,964,117     22,437,938     10,171,666     (2,489,132)     (30,120,472) (b)        5,964,117
                                    ------------    -----------    -----------    -----------    -------------          ------------

    Total Liabilities and
     Member's  Equity               $153,864,592    $85,474,714    $30,146,003    $37,457,468    $(139,631,137)         $167,311,640
                                    ============    ===========    ===========    ===========    =============          ============



(a) To eliminate intercompany receivables and payables.

(b) To eliminate intercompany accounts and investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002

                                                       Barden         Barden        Barden
                                                    Mississippi      Colorado       Nevada
                                       Parent       Gaming, LLC    Gaming, LLC    Gaming, LLC     Eliminating
                                   Non-Guarantor     Guarantor      Guarantor      Guarantor        Entries             Consolidated
                                   -------------    -----------    -----------    -----------    -------------          ------------

ASSETS

Current Assets:

    Cash and cash equivalents       $  1,007,660    $ 7,852,914    $ 2,727,644    $ 4,395,606    $           -          $ 15,983,824

    Restricted cash                      250,000              -              -              -                -               250,000

    Accounts receivable (net)             52,695        547,541         48,168        592,779                -             1,241,183

    Inventories                                -        426,658        183,439        319,029                -               929,126

    Prepaid expenses and other           125,620        420,317        161,487        976,444                -             1,683,868

    Receivable form related party      4,748,371         15,670              -          1,760       (4,765,801) (a)                -

    Note receivable from related
     party                               700,000              -              -              -                -               700,000
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total current assets       6,884,346      9,263,100      3,120,738      6,285,618       (4,765,801)           20,788,001
                                    ------------    -----------    -----------    -----------    -------------          ------------

Property and equipment, net                    -     67,655,754     21,646,773     27,994,979                -           117,297,506

Intangible assets, net                 5,200,000      6,939,404      3,634,842      1,917,500                -            17,691,746

Goodwill                                       -      3,997,904      1,924,494              -                -             5,922,398


Other Assets:

    Deferred financing costs, net      6,714,902              -              -              -                -             6,714,902

    Restricted cash                            -              -              -      1,000,000                -             1,000,000

    Due from related parties         116,816,043              -              -              -     (116,816,043) (a)                -

    Other assets, prepaid lease
     and deposits                              -        450,616        141,363      1,032,380                -             1,624,359

    Investment in subsidiaries        19,959,009              -              -              -      (19,959,009) (b)                -
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total other assets       143,489,954        450,616        141,363      2,032,380     (136,775,052)            9,339,261
                                    ------------    -----------    -----------    -----------    -------------          ------------

            Total Assets            $155,574,300    $88,306,778    $30,468,210    $38,230,477    $(141,540,853)         $171,038,912
                                    ============    ===========    ===========    ===========    =============          ============


LIABILITIES AND MEMBER'S  DEFICIT

Current Liabilities:

    Current maturities of
     long-term debt                 $          -    $         -    $         -    $   134,084    $           -          $    134,084

    Accounts payable                           -        574,366        457,238      1,104,765                -             2,136,369

    Other accrued liabilities:

            Payroll and related                -      2,929,467        984,890      2,034,918                -             5,949,275

            Accrued interest           1,473,785              -              -              -                -             1,473,785

            Progressive jackpots               -        760,975      1,475,807        239,761                -             2,476,543

            Slot club liabilities              -        268,737        343,048        126,774                -               738,559

            Other accrued
             liabilities                 486,662      2,258,123        965,151        691,442                -             4,401,378
                                    ------------    -----------    -----------    -----------    -------------          ------------
            Total current
             liabilities               1,960,447      6,791,668      4,226,134      4,331,744                -            17,309,993
                                    ------------    -----------    -----------    -----------    -------------          ------------

Due to related parties                         -     66,543,493     18,864,947     36,173,404     (121,581,844) (a)                -

Long-term debt, net of current
 maturities                          145,531,448              -              -        115,066                -           145,646,514
                                    ------------    -----------    -----------    -----------    -------------          ------------

            Total Liabilities        147,491,895     73,335,161     23,091,081     40,620,214     (121,581,844)          162,956,507


Member's  Equity:                      8,082,405     14,971,617      7,377,129     (2,389,737)     (19,959,009) (b)        8,082,405
                                    ------------    -----------    -----------    -----------    -------------          ------------

    Total Liabilities and
     Member's Equity                $155,574,300    $88,306,778    $30,468,210    $38,230,477    $(141,540,853)         $171,038,912
                                    ============    ===========    ===========    ===========    =============          ============

(a) To eliminate intercompany receivables and payables.

(b) To eliminate intercompany accounts and investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003


                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------
REVENUES:

  Casino                            $          -    $21,430,097    $ 8,773,386    $ 9,337,991    $           -         $ 39,541,474

  Rooms                                        -      1,960,836              -      1,624,077                -            3,584,913

  Food and beverage                            -      2,292,361        506,613      1,955,873                -            4,754,847

  Other                                        -        355,725         64,494        412,419                -              832,638
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Gross revenues                             -     26,039,019      9,344,493     13,330,360                -           48,713,872


    Less promotional allowances                -     (3,350,861)      (809,833)    (1,383,736)               -           (5,544,430)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net revenues                               -     22,688,158      8,534,660     11,946,624                -           43,169,442
                                    ------------    -----------    -----------    -----------    -------------         ------------

COSTS AND EXPENSES:

  Casino                                       -      9,625,916      2,899,532      4,086,540                -           16,611,988

  Rooms                                        -        660,398              -        980,889                -            1,641,287

  Food and beverage                            -        692,629        265,982      1,605,539                -            2,564,150

  Other                                        -        109,983        157,504        142,962                -              410,449

  Gaming taxes                                 -      2,365,428      1,372,942        720,937                -            4,459,307

  Advertising and promotion                    -      1,452,453        625,558      1,214,523                -            3,292,534

  General and administrative              22,687      2,961,635      1,242,489      2,817,544                -            7,044,355

  Depreciation and amortization          665,819      1,928,336        411,700        702,699                -            3,708,554
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Total costs and expenses             688,506     19,796,778      6,975,707     12,271,633                -           39,732,624
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Operating income (loss)             (688,506)     2,891,380      1,558,953       (325,009)               -            3,436,818
                                    ------------    -----------    -----------    -----------    -------------         ------------

OTHER INCOME (EXPENSE):

  Interest income                          6,973          3,358              -            871                -               11,202

  Interest expense                    (4,421,439)             -              -         (5,556)               -           (4,426,995)

  Gain on sale of assets                       -          5,700          4,261              -                -                9,961

  Other non-operating expense             (9,421)             -              -              -                -               (9,421)

  Equity in net income of
   subsidiaries                        4,133,958              -              -              -       (4,133,958)(a)                -
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Total other income (expense)        (289,929)         9,058          4,261         (4,685)      (4,133,958)          (4,415,253)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net income (loss)               $   (978,435)   $ 2,900,438    $ 1,563,214    $  (329,694)   $  (4,133,958)        $   (978,435)
                                    ============    ===========    ===========    ===========    =============         ============



(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------
REVENUES:

  Casino                            $          -    $22,299,988    $ 8,556,874    $ 9,569,479    $           -         $ 40,426,341

  Rooms                                        -      2,075,539              -      1,863,336                -            3,938,875

  Food and beverage                            -      2,314,354        452,951      2,119,439                -            4,886,744

  Other                                        -        385,403         58,654        533,455                -              977,512
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Gross revenues                             -     27,075,284      9,068,479     14,085,709                -           50,229,472


    Less promotional allowances                -     (3,501,279)      (755,589)    (1,497,430)               -           (5,754,298)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net revenues                               -     23,574,005      8,312,890     12,588,279                -           44,475,174
                                    ------------    -----------    -----------    -----------    -------------         ------------

COSTS AND EXPENSES:

  Casino                                       -      9,863,864      2,734,007      4,677,528                -           17,275,399

  Rooms                                        -        919,408              -        944,401                -            1,863,809

  Food and beverage                            -        794,577        270,474      1,878,540                -            2,943,591

  Other                                        -         82,759        158,928        154,914                -              396,601

  Gaming taxes                                 -      2,653,370      1,362,580        763,124                -            4,779,074

  Advertising and promotion                    -      1,542,658        841,754      1,269,726                -            3,654,138

  General and administrative             118,377      2,571,693      1,051,794      2,910,853                -            6,652,717

  Depreciation and amortization          646,178      1,835,362        363,668        647,942                -            3,493,150

  Pre-opening expenses                     6,103              -              -              -                -                6,103
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Total costs and expenses             770,658     20,263,691      6,783,205     13,247,028                -           41,064,582
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Operating income (loss)             (770,658)     3,310,314      1,529,685       (658,749)               -            3,410,592
                                    ------------    -----------    -----------    -----------    -------------         ------------

OTHER INCOME (EXPENSE):

  Interest income                         18,286          7,553          1,747          2,610                -               30,196

  Interest expense                    (4,585,293)             -           (625)        (7,553)               -           (4,593,471)

  Loss on sale of assets                       -              -         (5,964)             -                -               (5,964)

  Other non-operating expense             (9,883)             -              -              -                                (9,883)

  Equity in net income of
   subsidiaries                        4,179,018              -              -              -       (4,179,018) (a)               -
                                    ------------    -----------    -----------    -----------    -------------         ------------
    Total other income (expense)        (397,872)         7,553         (4,842)        (4,943)      (4,179,018)          (4,579,122)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net income  (loss)              $ (1,168,530)   $ 3,317,867    $ 1,524,843    $  (663,692)   $  (4,179,018)        $ (1,168,530)
                                    ============    ===========    ===========    ===========    =============         ============


(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------

REVENUES:

  Casino                             $         -    $43,240,166    $16,887,347    $18,849,668    $           -         $ 78,977,181

  Rooms                                        -      3,886,505              -      3,497,193                -            7,383,698

  Food and beverage                            -      4,637,252        989,998      3,988,537                -            9,615,787

  Other                                        -        657,846        126,740        848,890                -            1,633,476
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Gross revenues                             -     52,421,769     18,004,085     27,184,288                -           97,610,142

    Less promotional allowances                -     (6,768,253)    (1,553,928)    (2,839,360)               -          (11,161,541)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net revenues                               -     45,653,516     16,450,157     24,344,928                -           86,448,601
                                    ------------    -----------    -----------    -----------    -------------         ------------

COSTS AND EXPENSES:

  Casino                                       -     18,530,793      5,469,104      8,170,809                -           32,170,706

  Rooms                                        -      1,263,235              -      1,923,948                -            3,187,183

  Food and beverage                            -      1,327,314        548,038      3,186,998                -            5,062,350

  Other                                        -        191,201        328,457        300,399                -              820,057

  Gaming taxes                                 -      4,927,248      2,645,970      1,461,402                -            9,034,620

  Advertising and promotion                    -      2,723,931      1,341,033      2,478,989                -            6,543,953

  General and administrative              22,687      5,417,514      2,503,877      5,537,970                -           13,482,048

  Depreciation and amortization        1,331,557      3,833,304        823,402      1,373,751                -            7,362,014
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Total costs and expenses           1,354,244     38,214,540     13,659,881     24,434,266                -           77,662,931
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Operating income (loss)           (1,354,244)     7,438,976      2,790,276        (89,338)               -            8,785,670
                                    ------------    -----------    -----------    -----------    -------------         ------------

OTHER INCOME (EXPENSE):

  Interest income                         25,271          6,645              -          2,229                -               34,145

  Interest expense                    (8,842,799)             -              -        (12,286)               -           (8,855,085)

  Gain on sale of assets                       -         20,700          4,261              -                -               24,961

  Other non-operating expense            (18,900)             -              -              -                -              (18,900)

  Equity in net income of
   subsidiaries                       10,161,463              -              -              -      (10,161,463) (a)               -
                                    ------------    -----------    -----------    -----------    -------------         ------------
    Total other income (expense)       1,325,035         27,345          4,261        (10,057)     (10,161,463)          (8,814,879)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net income (loss)               $    (29,209)   $ 7,466,321    $ 2,794,537    $   (99,395)   $ (10,161,463)        $    (29,209)
                                    ============    ===========    ===========    ===========    =============         ============

(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
 CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------
REVENUES:

  Casino                             $         -    $45,656,947    $17,774,179    $19,349,966    $           -         $ 82,781,092

  Rooms                                        -      4,161,059              -      3,866,327                -            8,027,386

  Food and beverage                            -      4,789,455        959,011      4,234,379                -            9,982,845

  Other                                        -        721,382        117,238      1,027,382                -            1,866,002
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Gross revenues                             -     55,328,843     18,850,428     28,478,054                -          102,657,325

    Less promotional allowances                -     (7,407,302)    (1,575,761)    (2,894,690)               -          (11,877,753)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net revenues                               -     47,921,541     17,274,667     25,583,364                -           90,779,572
                                    ------------    -----------    -----------    -----------    -------------         ------------

COSTS AND EXPENSES:

  Casino                                       -     19,772,855      6,278,505      9,250,198                -           35,301,558

  Rooms                                        -      1,641,176              -      1,991,133                -            3,632,309

  Food and beverage                            -      1,473,493        541,594      3,698,622                -            5,713,709

  Other                                        -        167,799        325,344        282,112                -              775,255

  Gaming taxes                                 -      5,432,706      2,845,663      1,520,459                -            9,798,828

  Advertising and promotion                    -      2,908,449      1,575,144      2,467,081                -            6,950,674

  General and administrative             122,582      4,971,168      2,192,851      5,527,316                -           12,813,917

  Depreciation and amortization        1,272,525      3,615,275        727,336      1,265,029                -            6,880,165

  Pre-opening expenses                    13,390              -              -              -                -               13,390
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Total costs and expenses           1,408,497     39,982,921     14,486,437     26,001,950                -           81,879,805
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Operating income (loss)           (1,408,497)     7,938,620      2,788,230       (418,586)               -            8,899,767
                                    ------------    -----------    -----------    -----------    -------------         ------------

OTHER INCOME (EXPENSE):

  Interest income                         34,798         14,447          5,380          7,179                -               61,804

  Interest expense                    (9,092,319)             -           (625)       (15,914)               -           (9,108,858)

  Gain (loss) on sale of assets                -          6,542         (5,964)             -                -                  578

  Other non-operating expense            (27,375)             -              -              -                               (27,375)

  Equity in net income of
   subsidiaries                       10,319,309              -              -              -      (10,319,309) (a)               -
                                    ------------    -----------    -----------    -----------    -------------         ------------
    Total other income (expense)       1,234,413         20,989         (1,209)        (8,735)     (10,319,309)          (9,073,851)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net income  (loss)              $   (174,084)   $ 7,959,609    $ 2,787,021    $  (427,321)   $ (10,319,309)        $   (174,084)
                                    ============    ===========    ===========    ===========    =============         ============


(a) To eliminate equity in net income of subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)                   $    (29,209)   $ 7,466,321    $ 2,794,537    $   (99,395)   $ (10,161,463) (a)    $    (29,209)

Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:

  Depreciation                                 -      3,414,679        579,528      1,238,751                -            5,232,958

  Amortization                         1,331,557        418,625        243,874        135,000                -            2,129,056

  Income from wholly-owned
   subsidiaries                      (10,161,463)             -              -              -       10,161,463 (a)                -

  Gain on sale of assets                       -        (20,700)        (4,261)             -                -              (24,961)

Changes in operating assets and
 liabilities:

  Decrease (increase)  in accounts
   receivable, net                        52,695        105,288        (32,883)        42,015                -              167,115

  Decrease (increase)  in
   inventories                                 -         35,300        (33,517)        31,450                -               33,233

  Decrease (increase)  in prepaid
   expenses                               44,202         74,842        (58,068)       (11,893)               -               49,083

  Increase in other assets                     -              -         (4,550)       (63,719)               -              (68,269)

  (Decrease) increase  in accounts
   payable                                     -        117,908        (35,225)    (1,104,765)               -           (1,022,082)

  Increase (Decrease) in amounts
   due to related parties, net           511,872         46,594       (353,721)      (175,548)               -               29,197

  (Decrease) increase  in accrued
   payroll and other expenses                  -       (290,746)        28,958         80,224                -             (181,564)

  (Decrease) increase  in other
   accrued liabilities                  (180,618)      (458,189)      (956,754)       621,297                -             (974,264)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net cash provided by (used in)
     operating activities             (8,430,964)    10,909,922      2,167,918        693,417                -            5,340,293
                                    ------------    -----------    -----------    -----------    -------------         ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

  Acquisition of property, equipment
   and improvements                            -     (1,795,652)      (771,774)      (920,046)               -           (3,487,472)

  Increase in restricted cash          (250,000)             -              -              -                -              (250,000)

  Proceeds from sale of equipment              -         20,700          7,025          6,264                -               33,989
                                    ------------    -----------    -----------    -----------    -------------         ------------
    Net cash used in investing
     activities                         (250,000)    (1,774,952)      (764,749)      (913,782)               -           (3,703,483)
                                    ------------    -----------    -----------    -----------    -------------         ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

  Payment of 11.653% Senior Secured
   Notes issuance costs                   (2,337)             -              -              -                -               (2,337)

  Cash paid to reduce long-term debt           -              -              -        (94,392)               -              (94,392)

  Repayment of loan to Barden
   Development, Inc.                     700,000              -              -              -                -              700,000

  Cash advances (to) from
   affiliates, net                    11,500,000     (9,700,000)    (1,800,000)             -                -                    -

  Distribution to Barden
   Development,  Inc.                 (2,089,079)             -              -              -                -           (2,089,079)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net cash provided by (used in)
     financing activities             10,108,584     (9,700,000)    (1,800,000)       (94,392)               -           (1,485,808)
                                    ------------    -----------    -----------    -----------    -------------         ------------

Net increase (decrease) in cash and
 cash equivalents                      1,427,620       (565,030)      (396,831)      (314,757)               -              151,002

Cash and cash equivalents,
 beginning of period                   1,007,660      7,852,914      2,727,644      4,395,606                -           15,983,824
                                    ------------    -----------    -----------    -----------    -------------         ------------

Cash and cash equivalents, end of
 period                             $  2,435,280    $ 7,287,884    $ 2,330,813    $ 4,080,849    $           -         $ 16,134,826
                                    ============    ===========    ===========    ===========    =============         ============

(a) To eliminate intercompany investment in subsidiaries.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED) CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                      BARDEN          BARDEN         BARDEN
                                                    MISSISSIPPI      COLORADO        NEVADA
                                        PARENT      GAMING, LLC    GAMING, LLC    GAMING, LLC     ELIMINATING
                                   NON-GUARANTOR     GUARANTOR      GUARANTOR      GUARANTOR        ENTRIES            CONSOLIDATED
                                   -------------    -----------    -----------    -----------    -------------         ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income  (loss)                  $   (174,084)   $ 7,959,609    $ 2,787,021    $  (427,321)   $ (10,319,309) (a)    $   (174,084)

Adjustments to reconcile net income
  (loss) to net cash  provided by
  operating activities:

  Depreciation                                 -      3,196,650        483,462      1,130,399                -            4,810,511

  Amortization                         1,272,525        418,625        243,874        134,630                -            2,069,654

  (Gain) loss on sale of assets                -         (6,542)         5,964              -                -                 (578)

  Income from wholly-owned
    subsidiaries                     (10,319,309)             -              -              -       10,319,309   (a)              -

Changes in operating assets and
  liabilities:

  (Increase) decrease  in accounts
    receivable, net                      242,415        119,249         31,880        (53,109)               -              340,435

  (Increase) decrease in inventories           -        (15,666)       (23,684)        82,639                -               43,289

  Increase  in prepaid expenses          (41,000)       (85,288)      (188,702)      (342,762)               -             (657,752)

  (Increase) decrease  in other
    assets                             1,035,123         15,864         11,417       (776,503)               -              285,901

  Increase (decrease) in accounts
    payable                                    -       (155,012)       142,423       (652,067)               -             (664,656)

  Increase (decrease) in amounts
    due to related parties, net        2,233,011       (298,400)    (1,253,400)        22,373         (721,567) (b)         (17,983)

  Increase in accrued interest           287,025              -              -              -                -              287,025

  Increase (decrease) in accrued
    payroll and  related expenses              -        223,256        (44,976)       (69,737)               -              108,543

  Increase (decrease) in other
    accrued liabilities               (1,099,212)      (387,003)       877,065        458,568                -             (150,582)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net cash provided by (used in)
      operating activities            (6,563,506)    10,985,342      3,072,344       (492,890)        (721,567)           6,279,723
                                    ------------    -----------    -----------    -----------    -------------         ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

  Payment for acquisition related
    costs                               (986,158)             -              -              -                -             (986,158)

  Increase in restricted cash           (250,000)             -              -              -                -             (250,000)

  Proceeds from seller for purchase
    price adjustment                   3,800,000              -              -              -                -            3,800,000

  Proceeds from sale of equipment              -          6,542         27,325              -                -               33,867

  Acquisition of property, equipment
    and improvements                           -     (1,496,044)      (438,835)      (799,912)               -           (2,734,791)
                                    ------------    -----------    -----------    -----------    -------------         ------------
    Net cash provided by (used in)
      investing activities             2,563,842     (1,489,502)      (411,510)      (799,912)               -             (137,082)
                                    ------------    -----------    -----------    -----------    -------------         ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Payment of 11.653% Senior Secured
    Notes issuance costs              (1,084,355)             -              -              -                -           (1,084,355)

  Cash advances (to) from affiliates  10,650,089     (8,786,096)    (3,571,045)       985,485          721,567  (b)               -

  Line of credit, net                 (4,507,565)             -              -              -                -           (4,507,565)

  Distribution to Barden
    Development, Inc.                 (1,065,542)             -              -              -                -           (1,065,542)

  Cash paid to reduce long-term debt           -              -              -        (65,140)               -              (65,140)
                                    ------------    -----------    -----------    -----------    -------------         ------------

    Net cash provided by (used in)
      financing activities             3,992,627     (8,786,096)    (3,571,045)       920,345          721,567           (6,722,602)
                                    ------------    -----------    -----------    -----------    -------------         ------------

Net increase (decrease)  in cash
  and cash equivalents                    (7,037)       709,744       (910,211)      (372,457)               -             (579,961)

Cash and cash equivalents,
  beginning of period                    498,363      8,452,344      3,795,722      4,958,386                -           17,704,815
                                    ------------    -----------    -----------    -----------    -------------         ------------

Cash and cash equivalents, end of
  period                            $    491,326    $ 9,162,088    $ 2,885,511    $ 4,585,929    $           -         $ 17,124,854
                                    ============    ===========    ===========    ===========    =============         ============

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

OVERVIEW

         The Company was formed on September 14, 2001, commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. The Company operates casino hotels (except in Black Hawk, Colorado) in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado ("Fitzgeralds Black Hawk") and Las Vegas, Nevada ("Fitzgeralds Las Vegas"). The discussion of operations herein will focus on events and the Company's revenues and expenses during the three and six-month periods ended June 30, 2003 and 2002.

         The gaming operations of the Company's properties may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, the Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Black Hawk facilities. Also, at Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter (except during the week between Christmas and New Year's) and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

RESULTS OF OPERATIONS

         The following discussion provides a comparison of the results of operations of the Company and its subsidiaries on a consolidated basis, for the three and six months ended June 30, 2003, with the three and six months ended June 30, 2002. On a consolidated basis, gross revenues decreased approximately $1,516,000 or 3.0% to approximately $48,714,000 during the three months ended June 30, 2003, compared to $50,230,000 during the three months ended June 30, 2002. For the six-months ending June 30, 2003, gross revenues decreased $5,047,000 or 4.9% to $97,610,000 from $102,657,000 in the six-month period ended June 30, 2002.

         The following table sets forth information derived from the Company's consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, expressed as a percentage of gross revenues.

           CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                                 (IN THOUSANDS)

                                  FOR THE THREE MONTHS ENDED JUNE 30,           FOR THE SIX MONTHS ENDED JUNE 30,
                                        2003            2002                         2003            2002
                                    ------------    -----------                   -----------    -------------
          Gross revenues            $     48,714    $    50,229                   $    97,610    $     102,657
          Operating income          $      3,437    $     3,411                   $     8,786    $       8,900
          EBITDA (1)                $      7,145    $     6,904                   $    16,148    $      15,780



      CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES


                                         FOR THE THREE MONTHS ENDED JUNE 30,             FOR THE SIX MONTHS ENDED JUNE 30,
                                                2003              2002                         2003              2002
                                            ------------      -----------                   -----------      -------------
REVENUES:

     Casino                                        81.2 %           80.5 %                        80.9 %             80.7 %

     Rooms                                          7.3 %            7.8 %                         7.5 %              7.8 %

     Food and beverage                              9.8 %            9.7 %                         9.9 %              9.7 %


     Other                                          1.7 %            2.0 %                         1.7 %              1.8 %
                                            -----------       ----------                    ----------       ------------
          Gross revenues                          100.0 %          100.0 %                       100.0 %            100.0 %

          Less promotional allowances             (11.4)%          (11.5)%                       (11.4)%            (11.6)%
                                            -----------       ----------                    ----------       ------------
          Net revenues                             88.6 %           88.5 %                        88.6 %             88.4 %

COSTS AND EXPENSES:

     Casino                                        34.1 %           34.4 %                        33.0 %             34.4 %

     Rooms                                          3.4 %            3.7 %                         3.3 %              3.5 %

     Food and beverage                              5.3 %            5.9 %                         5.2 %              5.6 %

     Other                                          0.8 %            0.8 %                         0.8 %              0.8 %

     Gaming taxes                                   9.1 %            9.5 %                         9.3 %              9.5 %

     Advertising and promotion                      6.8 %            7.3 %                         6.7 %              6.8 %

     General and administrative                    14.4 %           13.2 %                        13.8 %             12.5 %

     Depreciation and amortization                  7.6 %            6.9 %                         7.5 %              6.7 %

     Pre-opening expenses                             - %              - %                           - %                - %
                                            -----------       ----------                    ----------       ------------
          Total costs and expenses                 81.5 %           81.7 %                        79.6 %             79.8 %
                                            -----------       ----------                    ----------       ------------
          Operating income                          7.1 %            6.8 %                         9.0 %              8.6 $

OTHER INCOME (EXPENSE):

     Interest expense                              (9.1)%           (9.1)%                        (9.0)%             (8.8)%
                                            -----------       ----------                    ----------       ------------
          Total other expense                      (9.1)%           (9.1)%                        (9.0)%             (8.8)%
                                            -----------       ----------                    ----------       ------------

          Net income (loss)                        (2.0)%           (2.3)%                           - %             (0.2)%
                                            ===========       ==========                    ==========       ============

          EBITDA (1)                               14.7 %           13.7 %                        16.5 %             15.4 %


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

     A reconciliation of operating income to EBITDA follows:

                  RECONCILIATION OF OPERATING INCOME TO EBITDA
                                  (IN MILLIONS)


                                          FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                 2003            2002                      2003            2002
                                                ------          ------                    ------          ------
Operating income                                $  3.4          $  3.4                    $  8.8          $  8.9

      Depreciation and amortization                3.7             3.5                       7.3             6.9
                                                ------          ------                    ------          ------

      EBITDA                                    $  7.1          $  6.9                    $ 16.1          $ 15.8
                                                ======          ======                    ======          ======


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Consolidated gross revenues for the three months ended June 30, 2003 amounted to approximately $48,714,000, a decrease of approximately $1,516,000 or 3.0% from consolidated gross revenues recorded in the three months ended June 30, 2002. The 3.0% decrease in consolidated gross revenues was primarily attributable to a $995,000 or 2.8% decrease in slot revenues and a $354,000 or 9.0% decrease in room revenues. For the three months ended June 30, 2003, gross revenues for Fitzgeralds Tunica accounted for $26,039,000, or 53.5% of total consolidated gross revenues, Fitzgeralds Black Hawk accounted for $9,345,000, or 19.2% of total consolidated gross revenues revenues, and Fitzgeralds Las Vegas accounted for $13,330,000, or 27.3% of total consolidated gross revenues, compared to $27,075,000, or 53.9%, $9,068,000, or 18.1% and $14,086,000, or
28.0%, respectively, for the three months ended June 30, 2002.

The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage, and other. Consolidated casino revenues for the three months ended June 30, 2003 totaled $39,541,000, or 81.2% of consolidated gross revenues, of which $34,919,000 or 88.3% were derived from slot machine revenues, and $4,622,000 or 11.7% were derived from table game revenues, compared to consolidated casino revenues of $40,426,000 or 80.5% of consolidated gross revenues, of which $35,914,000 or 88.8% were derived from slot machine revenues, and $4,512,000 or 11.2% were derived from table games revenues for the three months ended June 30, 2002. Casino revenues attributable to Fitzgeralds Tunica were $21,430,000, or 82.3% of its gross revenues, of which $19,384,000 or 90.5% were derived from slot machine revenues, and $2,046,000 or 9.5% were derived from table games revenues for the three months ended June 30, 2003, compared to casino revenues of $22,300,000 or 82.4% of its gross revenues, of which $19,956,000 or 89.5% were derived from slot machine revenues, and $2,344,000, or 10.5%, were derived from table games revenues for the three months ended June 30, 2002. Casino revenues attributed to Fitzgeralds Black Hawk were $8,773,000, or 93.9% of its gross revenues, of which $8,606,000, or 98.1%, were derived from slot machine revenues and $167,000 or 1.9% were derived from table game revenues for the three months ended June 30, 2003, compared to casino revenues of $8,557,000, or 94.4% of its gross revenues, of which $8,406,000 or 98.2% were derived from slot machine revenues and $151,000, or 1.8%, were derived from table games revenues for the three months ended June 30, 2002. Casino revenues attributable to Fitzgeralds Las Vegas were $9,338,000, or 70.1% of its gross revenues, of which $6,928,000, or 74.2%, were derived from slot machine revenues and $2,410,000, or 25.8%, were derived from table game revenues for the three months ended June 30, 2003, compared to casino revenues of $9,569,000, or 67.9% of its gross revenues, of which $7,552,000, or 78.9%, were derived from slot machine revenues and $2,017,000, or 21.1%, were derived from table game revenues for the three months ended June 30, 2002.

The Company feels that the weakness in its revenues, particularly slot revenues, can be attributed to a slow economy, attention drawn to the conflict with Iraq, periods of poor weather and the competitive environment that exists in each of its markets.

         The consolidated average number of slot machines in operation was 2,830 during the three months ended June 30, 2003, compared to 2,844 during the three months ended June 30, 2002. Fitzgeralds Tunica accounted for 1,350, or 47.7%, Fitzgeralds Black Hawk accounted for 592, or 20.9%, and Fitzgeralds Las Vegas accounted for 888, or 31.4%. The consolidated average win per slot machine per day was approximately $136 for the three months ended June 30, 2003, with an average of approximately $158, $160 and $86 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per slot machine per day of $139 for the three months ended June 30, 2002 with an average of approximately $159, $156 and $95 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. The consolidated average number of table games in operation during the three months ended June 30, 2003 was 66, of which Fitzgeralds Tunica accounted for 34, or 51.5%, Fitzgeralds Black Hawk accounted for 6, or 9.1%, and Fitzgeralds Las Vegas accounted for 26, or 39.4%. The consolidated average win per table game per day during the three months ended June 30, 2003 was approximately $719, with an average of approximately $661, $306, and $891 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per table game per day of $712 for the three months ended June 30, 2002 with an average of approximately $743, $276 and $776 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the three months ended June 30, 2003 was $3,585,000, or 7.3% of consolidated gross revenues, compared to $3,939,000, or 7.8% of consolidated gross revenues for the three months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $1,961,000, or 54.7%, with 507 rooms and Fitzgeralds Las Vegas accounted for $1,624,000, or 45.3%, with 638 rooms, compared to $2,076,000, or 52.7%, with 507 rooms at Fitzgeralds Tunica and $1,863,000, or 47.3%, with 638 rooms at Fitzgeralds Las Vegas during the three months ended June 30, 2002. During the three months ended June 30, 2003, at Fitzgeralds Tunica the average daily rate was $46 and the occupancy rate was 92.3% and at Fitzgeralds Las Vegas the average daily rate was $34 and the occupancy rate was 81.3%, compared to $49 and 92.0%, respectively, at Fitzgeralds Tunica and $34 and 93.4%, respectively, at Fitzgeralds Las Vegas during the three months ended June 30, 2002.

         Consolidated food and beverage revenues for the three months ended June 30, 2003 amounted to $4,755,000, or 9.8% of consolidated gross revenues, compared to $4,887,000, or 9.7% of consolidated gross revenues for the three months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $2,292,000, or 48.2%, Fitzgeralds Black Hawk accounted for $507,000, or 10.7% and Fitzgeralds Las Vegas accounted for $1,956,000, or 41.1%, compared to $2,314,000, or 47.4%, $453,000, or 9.2%, and $2,120,000, or 43.4% at Fitzgeralds
Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $833,000, or 1.7% of consolidated gross revenues for the three months ended June 30, 2003, compared to $978,000, or 2.0% of consolidated gross revenues for the three months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $356,000 or 42.7%, Fitzgeralds Black Hawk accounted for approximately $65,000 or 7.8%, and Fitzgeralds Las Vegas accounted for $412,000, or 49.5% during the three months ended June 30, 2003, compared to $385,000, or 39.4%, $59,000, or 6.0%, and $534,000, or 54.6%, at Fitzgeralds Tunica,
Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002.

         Consolidated promotional allowances included in consolidated gross revenues for the three months ended June 30, 2003 were $5,544,000, or 11.4% of consolidated gross revenues compared to $5,754,000, or 11.5% of consolidated gross revenues during the three months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $3,351,000, or 60.4%, Fitzgeralds Black Hawk accounted for $810,000, or 14.6%, and Fitzgeralds Las Vegas accounted for $1,383,000, or 25.0% during the three months ended June 30, 2003, compared to $3,501,000, or 60.8%, $756,000, or 13.2%, and $1,497,000, or 26.0%, at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. The decline in promotional allowances is directly associated with the decline in casino revenues. The most substantial portion of the decline in promotional allowances comes from reduced complimentaries to our casino guests and a reduction in slot club points earned.

         Consolidated casino operating expenses for the three months ended June 30, 2003 were $16,612,000, or 34.1% of consolidated gross revenues and 42.0% of consolidated casino revenues, compared to $17,275,000, or 34.4% of consolidated gross revenues and 42.7% of consolidated casino revenues for the three months ended June 30, 2002. For the three months ended June 30, 2003 and June 30, 2002, these expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casino. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $9,626,000, or 57.9%, Fitzgeralds Black Hawk accounted for $2,899,000, or 17.5%, and Fitzgeralds Las Vegas accounted for $4,087,000, or 24.6% during the three months ended June 30, 2003, compared to $9,864,000 or 57.1%, $2,734,000 or 15.8% and $4,677,000 or 27.1% at Fitzgeralds
Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. The decline in casino operating expenses is the result of lower slot machine lease and participation expenses of $382,000, reduced cost of complimentaries of $326,000 and lower promotional related expenses of $145,000.

         Consolidated rooms expenses for the three months ended June 30, 2003, were $1,641,000, or 3.4% of consolidated gross revenues, compared to $1,864,000, or 3.7% of consolidated gross revenues during the three months ended June 30, 2002. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the hotels. Of the consolidated rooms operating expenses, Fitzgeralds Tunica accounted for $660,000 or 40.2% and Fitzgeralds Las Vegas accounted for $981,000 or 59.8% during the three months ended June 30, 2003, compared to $919,000 or 49.3% and $945,000 or 50.7% at Fitzgeralds Tunica and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. Room expenses were generally lower in the three-month period ended June 30, 2003 compared to the same period in 2002 due to lower room occupancies at both Fitzgeralds Tunica and Fitzgeralds Las Vegas.

         Consolidated food and beverage expenses for the three months ended June 30, 2003 were $2,564,000, or 5.3% of consolidated gross revenues, compared to $2,944,000, or 5.9% of consolidated gross revenues during the three months ended June 30, 2002. Of the consolidated food and beverage expenses, Fitzgeralds Tunica accounted for $693,000, or 27.0%, Fitzgeralds Black Hawk accounted for $266,000, or 10.4% and Fitzgeralds Las

Vegas accounted for $1,605,000, or 62.6% during the three months ended June 30, 2003, compared to $795,000, or 27.0%, $270,000, or 9.2% and $1,879,000, or 63.8%
at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. The decline in food and beverage expenses is primarily attributable to labor cost savings and reduced cost of sales.

         Consolidated gaming taxes totaled $4,459,000, or 9.1% of consolidated gross revenues and 11.3% of consolidated casino revenues for the three months ended June 30, 2003, compared to $4,779,000, or 9.5% of consolidated gross revenues and 11.8% of consolidated casino revenues during the three months ended June 30, 2002. During the three months ended June 30, 2003, Fitzgeralds Tunica accounted for $2,365,000, or 53.0%, Fitzgeralds Black Hawk accounted for $1,373,000, or 30.8%, and Fitzgeralds Las Vegas accounted for $721,000, or 16.2%, compared to $2,653,000, or 55.5%, $1,363,000, or 28.5% and $763,000, or
16.0% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. The decline in gaming taxes is directly associated with the decline in casino revenues. Pursuant to new leglislation signed into law by the Govenor of Nevada on July 23, 2003, the license fees on the number of gaming devices operated has been increased effective immediately. The tax on gross revenues will be increased effective on August 1, 2003 and the range of events covered by the casino entertainment tax will be expanded effective September 1, 2003. Fitzgeralds Las Vegas will also become subject to a payroll tax based on the wages paid to its Fitzgeralds Las Vegas employees effective October 1, 2003.

         Consolidated advertising and promotion expenses totaled $3,293,000, or 6.8% of consolidated gross revenues for the three months ended June 30, 2003, compared to $3,654,000, or 7.3% of consolidated gross revenues during the three months ended June 30, 2002. Fitzgeralds Tunica accounted for $1,452,000, or 44.1%, Fitzgeralds Black Hawk accounted for $626,000, or 19.0%, and Fitzgeralds Las Vegas accounted for $1,215,000 or 36.9%, respectively, during the three months ended June 30, 2003, compared to $1,542,000, or 42.2%, $842,000, or 23.0%
and $1,270,000, or 34.8% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002.

         Consolidated general and administrative expenses for the three months ended June 30, 2003 were $7,044,000, or 14.4% of consolidated gross revenues, compared to $6,653,000, or 13.2% for the three months ended June 30, 2002. During the three months ended June 30, 2003, Fitzgeralds Tunica accounted for $2,961,000, or 42.0%, Fitzgeralds Black Hawk accounted for $1,242,000, or 17.7%, and Fitzgeralds Las Vegas accounted for $2,818,000, or 40.0%, compared to $2,572,000, or 38.7%, $1,052,000, or 15.8% and $2,911,000, or 43.7%, at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas respectively, for the three months ended June 30, 2002. Also, unallocated corporate expenses accounted for $23,000 and $118,000 during the three months ended June 30, 2003 and 2002, respectively.

         Consolidated depreciation and amortization for the three months ended June 30, 2003 were approximately $3,709,000, or 7.6% of consolidated gross revenues, compared to $3,493,000, or 6.9% of consolidated gross revenues during the three months ended June 30, 2002. Fitzgeralds Tunica accounted for $1,928,000, or 52.0%, Fitzgeralds Black Hawk accounted for $412,000, or 11.1%, and Fitzgeralds Las Vegas accounted for $703,000 or 18.9% during the three months ended June 30, 2003, compared to $1,835,000, or 52.5%, $364,000, or 10.4%
and $648,000, or 18.6%, respectively, during the three months ended June 30, 2002. Corporate amortization of deferred financing costs and the discount on the Notes accounted for $666,000, or 18.0% of consolidated depreciation and amortization during the three months ended June 30, 2003 compared to $646,000, or 18.5% during the three months ended June 30, 2002. Of the consolidated depreciation and amortization expense, $2,644,000, or 71.3%, is depreciation expense, and $1,065,000, or 28.7% is amortization expense during the three months ended June 30, 2003, compared to $2,448,000, or 70.1% and $1,045,000, or 29.9%, respectively, during the three months ended June 30, 2002.

         Consolidated operating income for the three months ended June 30, 2003 was $3,437,000, or 7.1% of consolidated gross revenues compared to $3,411,000, or 6.8% of consolidated gross revenues during the three months ended June 30, 2002. Fitzgeralds Tunica accounted for operating income of $2,891,000, or 84.1%, Fitzgeralds Black Hawk accounted for operating income of $1,559,000, or 45.4%, and Fitzgeralds Las Vegas accounted for an operating loss of $325,000, or (9.5)% for the three months ended June 30, 2003 compared to $3,310,000, or 97.0%, $1,530,000, or 44.9% and an operating loss of $659,000, or (19.3)%, at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, for the three months ended June 30, 2002. The unallocated corporate loss principally for amortization was $688,000 or (20.0)% of consolidated operating income for the three months ended June 30, 2003 compared to $770,000, or (22.6)% for the three months ended June 30, 2002.

         Consolidated net interest expense for the three months ended June 30, 2003 was $4,416,000, or 9.1% of consolidated gross revenues compared to $4,563,000, or 9.1% of consolidated gross revenues during the three months ended June 30, 2002. Fitzgeralds Tunica accounted for interest income of $3,000 and Fitzgeralds Las Vegas accounted for net interest expense of $5,000 during the three months ended June 30, 2003, compared to net interest income of $8,000 at Fitzgeralds Tunica, net interest income of $1,000 at Fitzgeralds Black Hawk and net interest expense of $5,000 at Fitzgeralds Las Vegas during the three months ended June 30, 2002. The unallocated corporate net interest expense primarily associated with the Notes was $4,414,000 during the three months ended June 30, 2003 compared $4,567,000 during the three months ended June 30, 2002.

         As a result of the foregoing, the Company realized a consolidated net loss of $978,000 for the three months ended June 30, 2003, compared to a consolidated net loss of $1,169,000 for the three months ended June 30, 2002. Fitzgeralds Tunica accounted for net income of $2,900,000, Fitzgeralds Black Hawk accounted for net income of $1,563,000 and Fitzgeralds Las Vegas accounted for a net loss of $329,000 during the three months ended June 30, 2003, compared to $3,318,000, $1,525,000, and a net loss of $664,000, at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the three months ended June 30, 2002. The unallocated loss at the corporate level was $5,112,000 and $5,348,000 for the three months ended June 30,2003 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Consolidated gross revenues for the six months ended June 30, 2003 amounted to approximately $97,610,000, a decrease of approximately $5,047,000 or 4.9% from consolidated gross revenues recorded in the six months ended June 30, 2002. The 4.9% decrease in consolidated gross revenues was primarily attributable to a $3,686,000 or 5.0% decrease in slot revenues and a $644,000 or 8.0% decrease in room revenues. For the six months ended June 30, 2003, Fitzgeralds Tunica accounted for $52,422,000, or 53.7% of total gross revenues, Fitzgeralds Black Hawk accounted for $18,004,000, or 18.4% of total gross revenues, and Fitzgeralds Las Vegas accounted for $27,184,000, or 27.9% of total gross revenues, compared to $55,329,000, or 53.9%, $18,850,000, or 18.4% and
$28,478,000, or

27.7% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively for the six month period ended June 30, 2002.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage, and other. Consolidated casino revenues for the six months ended June 30, 2003 totaled $78,977,000, or 80.9% of consolidated gross revenues, of which $69,479,000 or 88.0% were derived from slot machine revenues, and $9,498,000 or 12.0% were derived from table game revenues, compared to consolidated casino revenues of $82,781,000 or 80.7% of consolidated gross revenues, of which $73,165,000 or 88.4% were derived from slot machine revenues, and $9,616,000 or 11.6% were derived from table games revenues for the six months ended June 30, 2002. Casino revenues attributed to Fitzgeralds Tunica were $43,240,000, or 82.5% of its gross revenues, of which $39,061,000 or 90.3% were derived from slot machine revenues, and $4,179,000 or 9.7% were derived from table games revenues for the six months ended June 30, 2003, compared to casino revenues of $45,657,000 or 82.5% of its gross revenues, of which $40,823,000 or 89.4% were derived from slot machine revenues, and $4,834,000 or 10.6% were derived from table games revenues for the three months ended June 30, 2002. Casino revenues attributed to Fitzgeralds Black Hawk were $16,887,000, or 93.8% of its gross revenues, of which $16,575,000 or 98.1% were derived from slot machine revenues and $312,000 or 1.9% were derived from table game revenues for the six months ended June 30, 2003, compared to casino revenues of $17,774,000, or 94.3% of its gross revenues, of which $17,426,000 or 98.0% were derived from slot machine revenues and $348,000, or 2.0%, were derived from table games revenues for the six months ended June 30, 2002. Casino revenues attributed to Fitzgeralds Las Vegas were $18,850,000, or 69.3% of its gross revenues, of which $13,843,000, or 73.4%, were derived from slot machine revenues and $5,007,000, or 26.6%, were derived from table game revenues for the six months ended June 30, 2003, compared to casino revenues of $19,350,000, or 67.9% of its gross revenues, of which $14,916,000, or 77.1%, were derived from slot machine revenues and $4,434,000, or 22.9%, were derived from table game revenues for the six months ended June 30, 2002. The Company feels that the weakness in its revenues, particularly slot revenues, can be attributed to a slow economy, attention drawn to the conflict with Iraq, periods of poor weather and competitive conditions in each of the markets in which our Fitzgeralds properties operate.

         The consolidated average number of slot machines in operation was 2,831 during the six months ended June 30, 2003, compared to 2,880 during the six months ended June 30, 2002. Fitzgeralds Tunica accounted for 1,349, or 47.7%, Fitzgeralds Black Hawk accounted for 592, or 20.9% and Fitzgeralds Las Vegas accounted for 890, or 31.4%. The consolidated average win per slot machine per day was approximately $136 for the six months ended June 30, 2003, with an average of approximately $160, $155 and $86 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per slot machine per day of $140 for the six months ended June 30, 2002 with an average of approximately $164, $162 and $91 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. The consolidated average number of table games in operation during the six months ended June 30, 2003 was 65, of which Fitzgeralds Tunica accounted for 34, or 52.3%, Fitzgeralds Black Hawk accounted for 6, or 9.2%, and Fitzgeralds Las Vegas accounted for 25, or 38.5%. The consolidated average win per table game per day during the six months ended June 30, 2003 was approximately $752, with an average of approximately $679, $288, and $960 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to the consolidated average win per table game per day of $779 for the six months ended June 30, 2002 with an average of approximately $778, $320 and $896 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the six months ended June 30, 2003 was $7,384,000, or 7.5% of consolidated gross revenues, compared to $8,027,000, or 7.8% of consolidated gross revenues for the six months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $3,887,000, or 52.6%, with 507 rooms and Fitzgeralds Las Vegas accounted for $3,497,000, or 47.4%, with 638 rooms, compared to $4,161,000, or 51.8%, with 507 rooms at Fitzgeralds Tunica and $3,866,000, or 48.2%, with 638 rooms at Fitzgeralds Las Vegas during the six months ended June 30, 2002. During the six months ended June 30, 2003, at Fitzgeralds Tunica the average daily rate was $47 and the occupancy rate was 91.3% and at Fitzgeralds Las Vegas the average daily rate was $37 and the occupancy rate was 81.5%, compared to $49 and 93.8%, respectively, at Fitzgeralds Tunica and $37 and 89.1%, respectively, at Fitzgeralds Las Vegas during the six months ended June 30, 2002.

         Consolidated food and beverage revenues for the six months ended June 30, 2003 amounted to $9,616,000, or 9.9% of consolidated gross revenues, compared to $9,983,000, or 9.7% of consolidated gross revenues for the six months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $4,637,000, or 48.2%, Fitzgeralds Black Hawk accounted for $990,000, or 10.3% and Fitzgeralds Las Vegas accounted for $3,989,000, or 41.5%, compared to $4,790,000, or 48.0%, $959,000, or 9.6%, and $4,234,000, or 42.4% at Fitzgeralds
Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $1,634,000, or 1.7% of consolidated gross revenues for the six months ended June 30, 2003, compared to $1,866,000, or 1.8% of consolidated gross revenues for the six months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $658,000 or 40.3%, Fitzgeralds Black Hawk accounted for approximately $127,000 or 7.8%, and Fitzgeralds Las Vegas accounted for $849,000, or 51.9% during the six months ended June 30, 2003, compared to $722,000, or 38.7%, $117,000, or 6.2%, and $1,027,000, or
55.1% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002.

         Consolidated promotional allowances included in consolidated gross revenues for the six months ended June 30, 2003 were $11,162,000 or 11.4% of consolidated gross revenues compared to $11,878,000 or 11.6% of consolidated gross revenues during the six months ended June 30, 2002. Of this amount, Fitzgeralds Tunica accounted for $6,768,000, or 60.7%, Fitzgeralds Black Hawk accounted for $1,554,000, or 13.9%, and Fitzgeralds Las Vegas accounted for $2,840,000, or 25.4% during the six months ended June 30, 2003, compared to $7,407,000, or 62.3%, $1,576,000, or 13.3%, and $2,895,000, or 24.4% at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. The decline in promotional allowances is directly associated with the decline in casino revenues. The most substantial portion of the decline in promotional allowances comes from reduced complimentaries to our casino guests.

         Consolidated casino operating expenses for the six months ended June 30, 2003 were $32,171,000, or 33.0% of consolidated gross revenues and 40.7% of consolidated casino revenues, compared to $35,302,000, or 34.4% of consolidated gross revenues and 42.6% of consolidated casino revenues for the six months ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, these expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $18,531,000, or 57.6%, Fitzgeralds Black Hawk accounted for $5,469,000, or 17.0%, and Fitzgeralds Las Vegas accounted for $8,171,000, or 25.4% during the six months ended June 30, 2003, compared to $19,773,000 or 56.0%, $6,279,000 or
17.8% and $9,250,000 or 26.2% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. The decline in casino operating expenses is the result of lower slot machine participation and lease expenses of $573,000, lower payroll and related expenses of $319,000, lower progressive expenses of $228,000, lower casino promotional expenses of $454,000 and lower cost of complimentaries of $669,000.

         Consolidated rooms expenses for the six months ended June 30, 2003 were $3,187,000, or 3.3% of consolidated gross revenues, compared to $3,632,000, or 3.5% of consolidated gross revenues during the six months ended June 30, 2002. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the hotels. Of the consolidated rooms operating expenses, Fitzgeralds Tunica accounted for $1,263,000 or 39.6% and Fitzgeralds Las Vegas accounted for $1,924,000 or 60.4% during the six months ended June 30, 2003, compared to $1,641,000 or 45.2% and $1,991,000 or 54.8% at Fitzgeralds Tunica and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. Room expenses were generally lower in the six-month period ended June 30, 2003, compared to the same period in 2002 due to lower room occupancies at both Fitzgeralds Tunica and Fitzgeralds Las Vegas.

         Consolidated food and beverage expenses for the six months ended June 30, 2003, were $5,062,000, or 5.2% of consolidated gross revenues, compared to $5,714,000, or 5.6% of consolidated gross revenues during the six months ended June 30, 2002. Of the consolidated food and beverage expenses, Fitzgeralds Tunica accounted for $1,327,000, or 26.2%, Fitzgeralds Black Hawk accounted for $548,000, or 10.8% and Fitzgeralds Las Vegas accounted for $3,187,000, or 63.0% during the six months ended June 30, 2003, compared to $1,473,000, or 25.8%, $542,000, or 9.5% and $3,699,000, or 64.7% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. The primary decline in food and beverage expenses comes from reduced labor costs and lower costs of sales.

         Consolidated gaming taxes totaled $9,035,000, or 9.3% of consolidated gross revenues and 11.4% of consolidated casino revenues for the six months ended June 30, 2003, compared to $9,799,000, or 9.5% of consolidated gross revenues and 11.8% of consolidated casino revenues during the six months ended June 30, 2002. During the six months ended June 30, 2003, Fitzgeralds Tunica accounted for $4,927,000, or 54.5%, Fitzgeralds Black Hawk accounted for $2,646,000, or 29.3%, and Fitzgeralds Las Vegas accounted for $1,462,000, or 16.2%, compared to $5,433,000, or 55.4%, $2,845,000, or 29.1% and $1,521,000, or
15.5% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. The decline in gaming taxes is directly associated with the decline in casino revenues. Pursuant to new legislation signed into law by the Governor of Nevada on July 23, 2003, the license fees on the number of gaming devices operated has been increased effective immediately. The tax on gross revenues will be increased effective August 1, 2003 and the range of events covered by the casino entertainment tax will be expanded effective September 1, 2003. Fitzgeralds Las Vegas will also become subject to a payroll tax based on the wages paid to its employees effective October 1, 2003.

         Consolidated advertising and promotion expenses totaled $6,544,000, or 6.7% of consolidated gross revenues for the six months ended June 30, 2003, compared to $6,951,000, or 6.8% of consolidated gross revenues during the six months ended June 30, 2002. Fitzgeralds Tunica accounted for $2,724,000, or 41.6%, Fitzgeralds Black Hawk accounted for $1,341,000, or 20.5%, and Fitzgeralds Las Vegas accounted for $2,479,000 or 37.9%, respectively, during the six months ended June 30, 2003, compared to $2,909,000, or 41.8%, $1,575,000, or 22.7% and $2,467,000, or 35.5% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002.

         Consolidated general and administrative expenses for the six months ended June 30, 2003 were $13,482,000, or 13.8% of consolidated gross revenues, compared to $12,814,000, or 12.5% for the six months ended June 30, 2002. During the six months ended June 30, 2003, Fitzgeralds Tunica accounted for $5,418,000, or 40.2%, Fitzgeralds Black Hawk accounted for $2,504,000, or 18.6%, and Fitzgeralds Las Vegas accounted for $5,538,000, or 41.0%, compared to $4,971,000, or 38.8%, $2,193,000, or 17.1% and $5,527,000, or 43.1% at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, for the six months ended June 30, 2002. Also, unallocated corporate expenses accounted for $22,000 and $123,000 during the six months ended June 30, 2003 and 2002, respectively.

         Consolidated depreciation and amortization for the six months ended June 30, 2003 were approximately $7,362,000, or 7.5% of consolidated gross revenues, compared to $6,880,000, or 6.7% of consolidated gross revenues during the six months ended June 30, 2002. Fitzgeralds Tunica accounted for $3,833,000, or 52.1%, Fitzgeralds Black Hawk accounted for $823,000, or 11.2%, and Fitzgeralds Las Vegas accounted for $1,374,000 or 18.6% during the six months ended June 30, 2003, compared to $3,615,000, or 52.5%, $727,000, or 10.6% and
$1,265,000, or 18.4% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. Corporate amortization of deferred financing costs and the discount on the Notes accounted for $1,332,000, or 18.1% of consolidated depreciation and amortization during the six months ended June 30, 2003 compared to $1,273,000, or 18.5% during the six months ended June 30, 2002. Of the consolidated depreciation and amortization expense, $5,233,000, or 71.1%, is depreciation expense, and $2,129,000, or 28.9% is amortization expense during the six months ended June 30, 2003, compared to $4,810,000, or 69.9%, $2,070,000, or 30.1%, respectively, during the six months ended June 30, 2002.

         Consolidated operating income for the six months ended June 30, 2003 was $8,786,000, or 9.0% of consolidated gross revenues compared to $8,900,000, or 8.6% of consolidated gross revenues during the six months ended June 30, 2002. Fitzgeralds Tunica accounted for operating income of $7,439,000, or 84.7%, Fitzgeralds Black Hawk accounted for operating income of $2,790,000, or 31.7% and Fitzgeralds Las Vegas accounted for an operating loss of $89,000, or (1.0)% for the six months ended June 30, 2003, compared to $7,939,000, or 89.2%, $2,788,000, or 31.3%, an operating loss of $419,000, or (4.7)% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, for the six months ended June 30, 2002. The unallocated corporate loss principally for amortization was $1,354,000 or (15.4)% of consolidated operating income for the six months ended June 30, 2003 compared to $1,408,000, or (15.8)% for the six months ended June 30, 2002.

         Consolidated net interest expense for the six months ended June 30, 2003 was $8,821,000, or 9.0% of consolidated gross revenues compared to $9,047,000, or 8.8% of consolidated gross revenues during the six months ended June 30, 2002. Fitzgeralds Tunica accounted for interest income of $7,000 and Fitzgeralds Las Vegas accounted for net interest expense of $10,000 during the six months ended June 30, 2003, compared to net interest income of $14,000 at Fitzgeralds Tunica, net interest income of $5,000 at Fitzgeralds Black Hawk and net interest expense of $9,000 at Fitzgeralds Las Vegas during the six months ended June 30, 2002. The unallocated corporate net interest expense primarily associated with the Company's Notes was $8,818,000 during the six months ended June 30, 2003 compared to $9,057,000 during the six months ended June 30, 2002.

         As a result of the foregoing, the Company realized a consolidated net loss of $29,000 for the six months ended June 30, 2003, compared to a consolidated net loss of $174,000 for the six months ended June 30, 2002. Fitzgeralds Tunica accounted for net income of $7,466,000, Fitzgeralds Black Hawk accounted for net income of $2,795,000 and Fitzgeralds Las Vegas accounted for a net loss of $99,000 during the six months ended June 30, 2003, compared to $7,959,000, $2,787,000, and a net loss of $427,000 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas respectively, during the six months ended June 30, 2002. The unallocated loss at the corporate level was $10,191,000 and $10,493,000 for the six months ended June 30, 2003 and 2002, respectively.

         EBITDA (defined as earnings from operations before interest, taxes, depreciation and amortization) for the three and six months ended June 30, 2003 was $7,145,000 and $16,148,000, respectively, compared to $6,904,000 and
$15,780,000, respectively, for the three and six months ended June 30, 2002, an improvement of approximately $241,000 and $368,000, respectively. EBITDA at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas were $4,820,000, $1,971,000 and $378,000, respectively, for the three months ended June 30, 2003, compared to $5,146,000, $1,893,000 and a negative $11,000 at
Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, for the three months ended June 30, 2002. Fitzgeralds Tunica accounted for $11,272,000, Fitzgeralds Black Hawk accounted for $3,614,000 and Fitzgeralds Las Vegas accounted for $1,284,000 during the six months ended June 30, 2003, compared to $11,554,000, $3,516,000 and $846,000 at Fitzgeralds
Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, during the six months ended June 30, 2002. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should be not construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income/(loss) to EBITDA is included in the Consolidated Statements of Operations Summary Information.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had cash and cash equivalents of approximately $16,135,000. Cash and cash equivalents included $2,435,000 at the Company, $7,288,000 at Fitzgeralds Tunica, $2,331,000 at Fitzgeralds Black Hawk and $4,081,000 at Fitzgeralds Las Vegas.

         The Company has met its capital requirements to date through net cash from operations. For the six months ended June 30, 2003, net cash provided by operating activities totaled approximately $5,340,000 and cash used by investing activities totaled approximately $3,703,000. The Company invested $3,487,000 primarily for gaming and non-gaming equipment and restricted cash in the amount of $250,000 as collateral for a letter of credit associated with worker's compensation insurance. For the six months ended

June 30, 2002, cash provided by operating activities totaled approximately $6,280,000 and cash used by investing activities totaled approximately $137,000. The Company for the six months ended June 30, 2002, invested $2,735,000 primarily for gaming and non-gaming equipment and $986,000 for the payment of professional fees related to the acquisition. In addition, the Company in the six month period ended June 30, 2002 received $3,800,000 from Fitzgeralds Gaming Corporation, seller of the assets and certain liabilities of the three Fitzgeralds properties, as a purchase price adjustment to the acquisition. For the six months ended June 30, 2003, cash used in financing activities totaled $1,486,000. The primary financing activities were $2,089,000 paid to BDI pursuant to the Company's management agreement with BDI and $700,000 received from BDI in satisfaction of principal on an outstanding note. For the six months ended June 30, 2002, cash used in financing activities totaled $6,723,000. The primary financing activities were $4,508,000 repaid on the Company's credit facility, $1,084,000 expended for professional fees related to the issuance of the Notes, $1,066,000 paid to BDI pursuant to the Company's management agreement with BDI.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Notes and other permitted indebtedness for the year 2003. If necessary and to the extent permitted under the Indenture for the Notes, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 did not have a material impact on the Company's financial condition or results of operations.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         On June 27, 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Fitzgeralds Tunica. The plaintiffs claim that the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as part of this report:

Exhibit No.       Description of Document

31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K filed during the six months ended June 30, 2003:


On May 8, 2003, the Company filed a report on Form 8-K under Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for its first quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAJESTIC INVESTOR HOLDINGS, LLC


By:     /s/ Don H. Barden                                        August 14, 2003
    -----------------------------------------------------
    Don H. Barden, Member, Chairman, President and Chief Executive Officer


By:     /s/ Jon S. Bennett                                       August 14, 2003
    -----------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)



MAJESTIC INVESTOR CAPITAL CORP.


By:     /s/ Don H. Barden                                        August 14, 2003
    -----------------------------------------------------
    Don H. Barden, Chairman, President and Chief Executive Officer



By:     /s/ Jon S. Bennett                                       August 14, 2003
    -----------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description of Document


31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.